Form 10-Q
period 2008-03-31
MAP Pharmaceuticals, Inc.
filed 2008-05-14
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number 001-33719

MAP PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0507047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Bayshore Parkway, Suite 200, Mountain View, California	94043
(Address of principal executive offices)	(Zip code)

(650) 386-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☒            Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, the registrant had outstanding 20,294,163 shares of Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,347	$49,116
Short-term investments	48,724	45,874
Prepaid expenses and other current assets	859	1,079

Total current assets	81,930	96,069
Property and equipment, net	4,543	4,183
Other assets	98	122
Restricted investment	321	321

Total assets	$86,892	$100,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934	$1,290
Accrued liabilities	8,369	7,622
Current portion of long-term debt	4,138	3,820

Total current liabilities	13,441	12,732
Long-term debt, net of current	5,277	6,357

Total liabilities	18,718	19,089

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock	197	197
Additional paid-in capital	185,065	184,194
Accumulated other comprehensive income	179	181
Deficit accumulated during the development stage	(117,267)	(102,966)

Total stockholders’ equity	68,174	81,606

Total liabilities and stockholders’ equity	$86,892	$100,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2008
	2008	2007
Operating expenses:
Research and development	$11,815	$4,517	$84,237
Sales, general and administrative	3,140	1,749	23,785

Total operating expenses	14,955	6,266	108,022

Loss from operations	(14,955)	(6,266)	(108,022)
Interest income	853	243	4,999
Interest expense	(310)	(342)	(1,888)
Other income (expense), net	112	(294)	(339)

Net loss	(14,300)	(6,659)	$(105,250)

Cumulative stock dividend attributed to preferred stockholders	—	(1,384)	(13,925)

Net loss attributed to common stockholders	$(14,300)	$(8,043)	$(119,175)

Net loss per share attributed to common stockholders —basic and diluted	$(0.71)	$(10.77)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted	20,209,739	746,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2008
	2008	2007
Cash flows provided by (used for) operating activities:
Net loss	$(14,300)	$(6,659)	$(105,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	185	2,135
Accretion of investment discounts, net	(343)	—	(1,241)
Amortization of debt issuance costs	23	23	131
Change in carrying value of warrant liability	—	305	621
Issuance of common stock in exchange for services	—	—	51
Share-based compensation	837	247	3,298
Loss on disposal and other non-cash items	—	8	368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	221	(100)	(1,084)
Other assets	—	(30)	(2)
Accounts payable	(356)	(354)	906
Accrued liabilities	746	801	8,336

Net cash used in operating activities	(12,942)	(5,574)	(91,731)

Cash flows provided by (used for) investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(590)	(229)	(6,599)
Purchase of short-term investments	(28,986)	(23,949)	(142,841)
Sales and maturities of short-term investments	26,477	4,450	95,856
Purchase of restricted investment	—	—	(321)

Net cash used in investing activities	(3,099)	(19,728)	(54,317)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	11,006
Proceeds from exercise of common stock options	34	7	100
Repayment of debt	(762)	(75)	(1,616)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,177
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	50,179	102,428

Net cash provided by (used in) financing activities	(728)	50,111	178,395

Net increase (decrease) in cash and cash equivalents	(16,769)	24,809	32,347
Cash and cash equivalents at beginning of period	49,116	11,091	—

Cash and cash equivalents at end of period	$32,347	$35,900	$32,347

Supplemental disclosures of cash flow information
Cash paid for interest	$294	$—	$1,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

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

Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements and accompanying notes do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair presentation of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2007.

Reverse Stock Split

We initiated a 1-for-1.77 reverse stock split effective October 4, 2007. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. Please see Note 2. Certain Balance Sheet Components.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) effective for us January 1, 2008. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. We chose not to elect the fair value option for financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

NOTE 2. CERTAIN BALANCE SHEET COMPONENTS

Short-term investments and Fair Value Measurements

Short-term investments, all of which have a term of less than one year, are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Estimated Fair Market Value
At March 31, 2008:
Corporate debt securities	$23,333	$61	$23,394
U.S. government and agency securities	25,212	118	25,330

	$48,545	$179	$48,724

At December 31, 2007:
Commercial paper	$36,336	$159	$36,495
Auction rate securities	9,357	22	9,379

	$45,693	$181	$45,874

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our marketable securities at fair value.

Our investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include U.S. government agencies and securities, corporate securities and certificates of deposits.

Fair value hierarchy of our marketable securities at fair value in connection with the adoption of SFAS 157 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
U.S. government and agency securities	25,330	—	25,330
Corporate debt securities	23,394	—	23,394

As of March 31, 2008, we applied Level 2 measurements to our holdings of commercial paper with maturity dates less than three months classified under cash equivalents. Commercial paper with maturity dates less than three months are valued at the quoted market price from broker or dealer quotations.

We chose not to elect the fair value option as prescribed by SFAS 159 for our financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as short- and long-term debt and accounts payable are still reported at their carrying values.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Clinical trial related	$6,086	$5,440
Payroll and related expenses	1,560	1,619
Professional services and other	723	563

	$8,369	$7,622

NOTE 3. COMMITMENTS AND CONTINGENCIES

Long-term Debt

In September 2006, we entered into a $10.0 million loan facility agreement for the purpose of financing working capital (the Working Capital Loan) and borrowed all $10.0 million under the facility agreement during the year ended December 31, 2006. The Working Capital Loan bears interest at an annual interest rate of 11.9% and matures in 2010. Additionally, in September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases (the Equipment Loan) and borrowed $1.0 million under this facility. The Equipment Loan bears interest at an annual interest rate of 9.5% and matures in 2009. Subsequent to March 31, 2008, in May 2008 we entered into a new loan agreement (“2008 Loan”) for $20.0 million. Please see Note 7. Subsequent Events, for additional information.

In connection with the loan facility agreements entered into in 2006, we issued warrants to purchase convertible preferred stock. The fair value of the warrants was estimated at an aggregate of approximately $300,000 using the Black-Scholes valuation model at the dates of issuance and recorded as debt issuance costs that are amortized to interest expense over the contractual life of 7 years. The fair value of the warrants outstanding was recorded as a liability as of September 30, 2006 and revalued each subsequent reporting period with the resulting gains and losses recorded in other expense which is classified in other income (expense), net. We continued to adjust the liability for changes in fair value until the completion of our IPO, at which time all unexercised warrants converted into warrants to purchase common stock and the liability was reclassified to equity. In accordance with the revaluation through the date of the IPO, we recorded expense of approximately $0.3 million for the three months ended March 31, 2007 and approximately $0.6 million for the cumulative period from July 3, 2003 (date of inception) to March 31, 2008.

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California and in August 2006 amended our lease agreement to include additional square footage within the same building, expiring in June 2008. In March 2008, we further amended our lease agreement to extend the agreement until June 2012, and to include additional square footage and options to lease additional square footage. Rent is subject to an annual increase for the duration of the lease. The annual lease payments for this space under the new lease agreement are approximately $0.7 million in 2008, $1.3 million in 2009 and 2010, $1.4 million in 2011 and $0.7 million 2012.

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a deposit account with the bank of $0.3 million at March 31, 2008 and December 31, 2007, which is shown as a restricted investment on the condensed consolidated balance sheets.

Contingencies

We are subject to claims and assessments from time to time in the ordinary course of business. We do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operation.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

NOTE 4. LICENSE AND SUPPLY AGREEMENTS

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited (the Nektar Agreement), we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2008, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. No amounts related to milestones were paid during the first quarter ended March 31, 2008 and 2007, and we paid $2.6 million during the cumulative period from July 3, 2003 (date of inception) to March 31, 2008. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ written notice.

Under the April 2004 agreement, as amended, with Elan Pharma International Limited (the Elan Agreement), Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, import and export ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2008, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met with respect to our UDB product candidate. We paid $750,000 and $0 related to milestones for the first quarter ended 2008 and 2007, respectively, and $4.0 million during the cumulative period from July 3, 2003 (date of inception) to March 31, 2008. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ written notice.

Under the September 2005 agreement with Eiffel Technologies Limited (the Eiffel Agreement), Eiffel agreed to research and develop certain methods for manufacturing formulations for steroids, steroid beta-agonist combinations or insulin. Eiffel agreed to manufacture pre-clinical and clinical supplies of such formulations and granted to us an exclusive, worldwide, sub-licensable license under certain of its intellectual property rights to develop, use, make, sell, export and import the formulations it develops under the Eiffel Agreement. We also agreed to pay royalties at specified rates based on net sales and a percentage of sublicense fees. As of March 31, 2008, the Eiffel Agreement requires us to make future nonrefundable milestone payments to Eiffel of up to $10.8 million related to products currently being developed under this agreement, when and if certain development milestones related to clinical development and regulatory progress are met. No amounts related to milestones were paid during the first quarter ended March 31, 2008 and 2007, and we paid $250,000 during the cumulative period from July 3, 2003 (date of inception) to March 31, 2008. Either party may terminate the Eiffel Agreement upon a material, uncured default of the other party or if the other party becomes insolvent. We may terminate the Eiffel Agreement, with or without cause, at any time upon three months’ written notice.

NOTE 5. EMPLOYEE EQUITY INCENTIVE PLANS

Stock-based Compensation

We account for employee stock-based compensation under SFAS No. 123(R), “Share-Based Payment” (SFAS 123R), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Employee stock-based compensation expense recognized in the three months ended March 31, 2008 and 2007 was calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock–based compensation expense recognized under SFAS 123R related to stock options and awards under our employee stock purchase plan (ESPP) is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$400	$151
Sales, general and administrative	437	96

Total stock-based compensation expense	$837	$247

Stock Option Awards

During the three months ended March 31, 2008 and 2007, we granted 612,400 and 323,929 stock options, respectively, to employees with a weighted-average grant date fair value of $7.34 and $6.84 per share, respectively. The fair value of stock option grants was estimated at the grant date using the Black–Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Weighted-average volatility	63%	56%
Weighted-average expected term (in years)	5.5	5.5
Risk-free interest rates	2.70%	4.65%
Expected dividend yield	0.00%	0.00%

Option activity under our plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 31, 2007	2,446,656	2,620,928	$3.32
Shares reserved	—
Options granted	(612,400)	612,400	$13.08
Options exercised	—	(25,405)	$1.35
Options cancelled	59,044	(59,044)	$5.96

March 31, 2008	1,893,300	3,148,879	$5.18

As of March 31, 2008, there was unrecognized compensation costs of approximately $9.1 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 3.2 years.

Employee Stock Purchase Plan

We also estimated the fair value of employee stock purchase rights granted under the ESPP, which became effective in October 2007 upon the effectiveness of the IPO, using the Black-Scholes valuation model. For the three months ended March 31, 2008, the weighted-average fair value of each stock purchase right was $5.26 per share. The fair value of employee stock purchase rights is being recognized on a straight-line basis over the requisite service period of the purchase rights.

NOTE 6. NET LOSS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Historical net loss per share:
Numerator
Net loss, as reported	$(14,300)	$(6,659)
Less: Cumulative stock dividend attributed to preferred stockholders	—	(1,384)

Net loss attributed to common stockholders	$(14,300)	$(8,043)

Denominator
Weighted-average common shares outstanding	20,235,773	824,916
Less: Weighted average shares subject to repurchase	(26,034)	(78,101)

Denominator for basic and diluted net loss per share	20,209,739	746,815

Basic and diluted net loss per share	$(0.71)	$(10.77)

The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants to purchase convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Options to purchase common stock	3,148,879	1,925,793
Common stock subject to repurchase	21,695	73,762
Warrants	73,989	73,989
Convertible preferred stock (on an as if converted basis)	—	12,634,845

NOTE 7. SUBSEQUENT EVENTS

In May 2008, we entered into an agreement to borrow $20.0 million in order to finance our product development, support corporate general purposes, and to repay the existing Working Capital Loan entered into in 2006. The 2008 Loan bears interest at 9.95% and has interest-only payments until January 2009, maturing in October 2011.

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

We announced positive results from Phase 2 clinical studies of UDB and MAP0004 in early 2007 and initiated a Phase 3 clinical program for UDB in January 2008. For our MAP0004 migraine program we received a special protocol assessment (SPA) from the FDA in January 2008, conducted investigator meetings and initiated clinical sites. We are working on manufacturing and qualification of clinical supplies with our external commercial manufacturing partners and upon completion of this work we expect to initiate this Phase 3 trial. We hold worldwide commercialization rights for each of our product candidates and intend to market UDB and MAP0004 in the United States through our own focused sales force targeting pediatricians for UDB and neurologists and headache specialists for MAP0004. Our program for UDB includes Phase 3 pivotal efficacy clinical trials as well as trials of the uptake of UDB by the body, and with respect to MAP0004, our program will include Phase 3 pivotal efficacy clinical trials as well as a pharmacokinetic trial and a trial of the effect of MAP0004 on the body.

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

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $117.3 million as of March 31, 2008. We have financed our operations through equity financing, debt financing and the issuance of convertible notes. Prior to our initial public offering, or IPO, in October 2007, we had received net proceeds of $106.7 million from the issuance of convertible notes payable and convertible preferred stock. With the completion of our initial public offering we received net proceeds of $62.1 million after expenses and underwriters’ discounts and commissions. In 2006, we entered into loan facility agreements and borrowed $10.0 million to finance working capital and $1.0 million to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million in order to finance our product development, support general corporate purposes, and to repay the existing working capital loan entered into in 2006.

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

Critical Accounting Policies

The accounting policies that we consider to be our most critical (those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Conducting a significant amount of research and development is central to our business model. Through March 31, 2008, we had incurred approximately $84.2 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, UDB and MAP0004, and our earlier-stage research and development projects.

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

	Three Months Ended March 31,		Period from July 3, 2003 (Date of Inception) through March 31, 2008
	2008	2007
Our most advanced product candidates:
UDB	49%	33%	43%
MAP0004	43%	57%	48%
Other projects	8%	10%	9%

Total	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including share-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services and consulting fees. We expect these expenses to increase as we continue to grow our business.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(unaudited)
	(in thousands, except percentages)
Research and development expenses	$11,815	$4,517	$7,298	162%
Sales, general and administrative expenses	3,140	1,749	1,391	80%
Interest income	853	243	610	251%
Interest expense	(310)	(342)	32	(9)%
Other income (expense), net	112	(294)	406	*

*	Percentage removed as it is not meaningful.

Research and Development Expenses. The increase in research and development expenses was primarily related to an increase of $4.8 million in clinical trial expenses and $1.2 million in personnel expenses to support our Phase 3 clinical programs related to our two lead product candidates, and $0.8 million resulting from attaining a milestone relating to our UDB program.

Sales, General and Administrative Expenses. The increase in sales, general and administrative expenses was primarily related to increases of $0.5 million in personnel expenses, $0.3 million in share-based compensation, as well as increases in professional services, taxes and insurance.

Interest Income. The increase in interest income was due primarily to an increase in average cash balances increased cash, cash equivalent and short-term investment balances in the three months ended March 31, 2008 as compared to 2007, due primarily to the proceeds raised from our IPO. We expect our interest income to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense. Interest expense for the three months ended March 31, 2008 and 2007 consisted of interest payments on debt. We expect our interest expense to fluctuate in the future with average debt balances.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2007 primarily consisted of the change in carrying value of warrants to purchase redeemable convertible preferred stock. At the time of our IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock with the carrying value included in equity and no further expense was incurred. Other income (expense), net, for the three months ended March 31, 2008 primarily consisted of gains of $91,000 due to the sale of investments.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and, as of March 31, 2008, we had an accumulated deficit of $117.3 million. We anticipate that we will continue to incur net losses for the next several years. We expect that our research and development, and sales, general, and administrative expenses will continue to increase and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing and issuance of convertible notes. Prior to our IPO in October 2007, we had received net proceeds of $106.7 million from the issuance of convertible notes payable and convertible preferred stock. Through our IPO we received net proceeds of $62.1 million after expenses and underwriters’ discounts and commissions. In 2006, we entered into loan facility agreements and borrowed $10.0 million to finance working capital and $1.0 million to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million in order to finance our product development, support general corporate purposes and to repay the existing working capital loan entered into in 2006.

As of March 31, 2008, we had $81.1 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including commercial paper, U.S. government agencies and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity.

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(12,942)	$(5,574)
Investing activities	(3,099)	(19,728)
Financing activities	(728)	50,111

Net cash used in operating activities. Net cash used in operating activities primarily reflects the net loss for those periods as we continue as a development stage company. The net loss in each period was reduced in part by non-cash depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The increase for the three months ended March 31, 2008 as compared to the same period of 2007 was primarily driven by an increase in operating expenses related to our clinical development programs and an increase in headcount across all departments.

Net cash used in investing activities. Net cash used in investing activities was primarily related to purchase of investments offset in part by the proceeds from the sale of short-term investments, with more sales and maturities of investments in 2008 as compared to 2007. Purchase of property and equipment increased over the prior year period due to our company’s growth.

Net cash provided by financing activities. Net cash provided by financing activities was primarily attributable to the issuance of Series D convertible preferred stock in the three months ended March 31, 2007. Net cash used in financing activities for both periods was attributable to repayments made on outstanding loan amounts.

Contractual Obligations

As of March 31, 2008, future minimum payments under lease obligations and debt obligations were as follows (in thousands).

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Debt (1)	$26,597	$4,030	$22,567	$—	$—
Operating lease obligation (2)	5,348	1,001	3,995	352	—

Total	$31,945	$5,031	$26,562	$352	$—

(1)	During 2006, we entered into loan facility agreements and borrowed $11.0 million for the purpose of financing working capital and purchasing equipment. The $10.0 million working capital loan bears interest at an annual rate of 11.9% and the $1.0 million equipment loan is repayable in equal monthly payments and bears interest at an annual interest rate of 9.5%. In May 2008, we secured $20.0 million in debt financing (2008 Loan) for working capital purposes and to repay the existing working capital loan. The 2008 Loan bears interest at 9.95% and has interest-only payments until January 2009 maturing in October 2011. The amounts in the table above include interest and principal repayments on the 2006 loans through May 1, 2008, and interest and principal payments under the 2008 Loan thereafter. Please see “Note 7. Subsequent Events” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information relating to the new debt.

(2)	On March 21, 2008, we amended our lease agreement to extend the agreement until June 2012, and to include additional square footage and options to lease additional square footage. Please see “Note 3. Commitments and Contingencies” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information.

The table above reflects only payment obligations for development products that are fixed and determinable. Milestone payments and royalty payments under our license and supply agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. Please see “Note 4. License and Supply Agreements” in the notes to the condensed consolidation financial statement for additional information.

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. Please see “Note 2. Certain Balance Sheet Components” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) effective for us January 1, 2008. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. We chose not to elect the fair value option for financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses in each year since our inception, including net losses of approximately $16.2 million, $25.8 million and $40.1 million, for the years ended December 31, 2005, 2006 and 2007, respectively. As of March 31, 2008, we had a deficit accumulated during development stage of approximately $117.3 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of any product candidate and have therefore not generated any product revenues. In that regard, we expect our expenses to increase as we proceed with our Phase 3 clinical programs for our two most advanced product candidates and conduct our other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization and we expect to continue to incur costs to support operations as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our two most advanced product candidates, Unit Dose Budesonide, or UDB, for pediatric asthma, and MAP0004 for migraine;

•	delays in the commencement, enrollment, and the timing of, clinical testing;

•	our ability to manage our supply chain for study drug, other clinical materials and potentially approved products;

•	the success of clinical trials of our UDB and MAP0004 product candidates or future product candidates;

•	the FDA’s determination of the special protocol assessment, or SPA, we entered into concerning MAP0004;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act to seek FDA marketing approval of our product candidates;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition in the pediatric asthma market on our ability to commercialize UDB;

•	the impact of competition in the migraine market on the commercialization of MAP0004;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products outside of the United States;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the level of experience in running a public company of our senior management, many of whom are new to their current roles.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we proceed with our Phase 3 clinical programs and conduct our other clinical trials of our two most advanced product candidates. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, and the timing of any potential product approval may be delayed. We currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months based on our current spending. However, we will need to raise substantial additional capital in the future in order to complete the development and commercialization of UDB and MAP0004 given the cost of developing and commercializing two product candidates in parallel, and to fund the development and commercialization of our future product candidates.

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

We have invested a significant portion of our efforts and financial resources in the development of our two most advanced product candidates, UDB and MAP0004. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and regulatory approval of these product candidates. We may have inadequate financial or other resources to advance these product candidates through the clinical trial process, depending on the requirements of the FDA. We have initiated a Phase 3 clinical trial for UDB. For our MAP0004 migraine program we have received a special protocol assessment (SPA) from the FDA, conducted investigator meetings and initiated clinical sites. We are working on manufacturing and qualification of clinical supplies with our external commercial manufacturing partners and upon completion of this work we expect to initiate this Phase 3 trial. Our clinical development programs for UDB and MAP0004 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidates are safe and effective in our planned clinical trials, and we may therefore fail to commercialize any product candidates. Any failure to obtain regulatory approval of UDB and MAP0004 would have a material and adverse impact on our business.

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

•	maintaining and supplying clinical trial material on a timely basis; and

•	complying with design protocols of any applicable SPAs.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, particularly for our UDB and MAP0004 product candidates, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. We have initiated a Phase 3 clinical trial for UDB and currently are enrolling patients in this trial. For our MAP0004 migraine program we have received an SPA from the FDA, conducted investigator meetings and initiated clinical sites. We are working on manufacturing and qualification of clinical supplies with our external commercial manufacturing partners and upon completion of this work we expect to initiate this Phase 3 trial. Our programs for UDB and MAP0004 will include Phase 3 pivotal efficacy clinical trials as well as additional trials of the uptake of UDB by the body, known as pharmacokinetic trials, and with respect to MAP0004, a pharmacokinetic trial and a trial of the effect of MAP0004 on the body, known as a pharmacodynamic trial. Furthermore, we may not be able to obtain approval for indications that are as broad as intended or entirely different than those indications for which we sought approval.

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

We initiated a Phase 3 clinical program for UDB in January 2008. For our MAP0004 migraine program we have received an SPA from the FDA, conducted investigator meetings and initiated clinical sites. We are working on manufacturing and qualification of clinical supplies with our external commercial manufacturing partners and upon completion of this work we expect to initiate this Phase 3 trial. We anticipate conducting additional Phase 2 clinical studies for UDB and MAP0004. Specifically, we intend to conduct two pharmacokinetic trials for UDB and a pharmacokinetic trial and a separate pharmacodynamic trial for MAP0004. The data collected from our clinical trials may not be adequate to support regulatory approval of UDB, MAP0004 or any of our other product candidates. Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase 3 or other clinical programs we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For instance, the Phase 2 clinical trial of UDB compared two doses of UDB, at 0.135 mg and 0.25 mg administered twice a day. The study showed that 0.135 mg of UDB produced a statistically significant reduction in Nighttime and Daytime Composite Symptom Score, a measure of asthma severity, when compared to placebo, but the 0.25 mg dose was not significantly better than placebo in Nighttime and Daytime Composite Symptom Score. In our Phase 3 clinical trial for UDB, patients will be randomized and given 0.25 mg UDB, 0.135 mg UDB or placebo to evaluate changes in Nighttime and Daytime Composite Symptom Score. We may not demonstrate statistically significant efficacy for the 0.25 mg dose or the 0.135 mg dose, which could make it difficult to receive regulatory approval for either dose.

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

If approved for the treatment of pediatric asthma, we anticipate that UDB would compete with other marketed asthma therapeutics, including inhaled corticosteroids and leukotriene antagonists, and may compete with products currently under development by both large and small companies. Conventional nebulized budesonide is the only inhaled corticosteroid approved by the FDA for treating asthma in children under four years old and is available from AstraZeneca plc as Pulmicort Respules. Pulmicort Respules was introduced in the United States in 2000, and annual sales have grown to approximately $880 million in the United States and approximately $1.1 billion worldwide in 2007 according to data published by IMS Health. Leukotriene antagonists are an alternative to inhaled corticosteroids for asthmatic children. Prescriptions of Singulair, the leading leukotriene antagonist, for children under the age of six generated approximately $500 million in sales in 2007. In addition to the marketed asthma therapies, there are several inhaled corticosteroid product candidates under development by large pharmaceutical companies, such as GlaxoSmithKline plc, or GlaxoSmithKline, and other smaller companies, that could potentially be used to treat pediatric asthma.

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

If approved for the treatment of acute migraine, we anticipate that MAP0004 would compete against other marketed migraine therapeutics and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for treatment of migraine are in the triptan class. The largest selling triptan is Imitrex from GlaxoSmithKline, with 2007 sales of approximately $1.2 billion in the United States and $1.6 billion worldwide, according to data published by IMS Health. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available which may have faster onset of action than solid oral dosage forms. Alternative formulations of DHE include Migranal, which is nasally delivered. In addition to the marketed migraine therapeutics, there are several product candidates under development by large pharmaceutical companies, such as GlaxoSmithKline and Merck & Co., Inc., and other smaller companies, that could potentially be used to treat migraines and compete with MAP0004.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of our product candidates, which includes drug substance and drug packaging, including the components of the device used to administer certain of our drug candidates. We have limited personnel with experience in drug manufacturing and we lack the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our pre-clinical and clinical product candidates to third parties. In addition, we do not currently have all necessary agreements with third-party manufacturers for the long-term commercial supply of many of our product candidates. We may be unable to enter agreements for commercial supply with all third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements or, for those agreements that we have already entered into, the various manufacturers of each product candidate will likely be single source suppliers to us for a significant period of time. We may not be able to establish additional sources of supply for our products prior to commercialization. Such suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates, and are subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier who meets all regulatory requirements.

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

As of March 31, 2008, we had 79 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we expect to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

As a public company, we are highly dependent on the expertise of our senior management, particularly our Chief Executive Officer and Chief Financial Officer. Many members of our senior management have not previously acted in their current capacities for a public company. In addition, certain key members of our management team were hired recently. Therefore, they will not have been involved with our business and have not worked together as a team for a significant period of time. Consequently, their focus and attention may be diverted while they familiarize themselves with our business.

Risks Relating to Owning Our Common Stock

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to our stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together control approximately 76% of our outstanding common stock. If these persons were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

Our share price may be volatile which may cause the value of our common stock to decline and subject us to securities class action litigation.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	status and/or results of our clinical trials;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing product or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

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

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may \establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1#	Employment Agreement dated as of April 14, 2008 between Thomas A. Armer and the Registrant.

10.2*	Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated March 26, 2008.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#	Indicates management contract or compensatory plan.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1#	Employment Agreement dated as of April 14, 2008 between Thomas A. Armer and the Registrant.

10.2*	Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated March 26, 2008.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#	Indicates management contract or compensatory plan.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.