Form 10-Q
period 2008-06-30
MAP Pharmaceuticals, Inc.
filed 2008-08-13
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2008, the registrant had outstanding 20,397,917 shares of Common Stock.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2008 and as of December 31, 2007	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2008 and 2007 and the cumulative period from July 3, 2003 (inception) to June 30, 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2008 and 2007 and the cumulative period from July 3, 2003 (inception) to June 30, 2008	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,092	$49,116
Short-term investments	49,093	45,874
Prepaid expenses and other current assets	748	1,079

Total current assets	76,933	96,069
Property and equipment, net	5,637	4,183
Other assets	36	122
Restricted investment	321	321

Total assets	$82,927	$100,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802	$1,290
Accrued liabilities	8,506	7,622
Current portion of long-term debt	3,048	3,820

Total current liabilities	12,356	12,732
Long-term debt, net of current	17,478	6,357

Total liabilities	29,834	19,089

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock	198	197
Additional paid-in capital	186,587	184,194
Accumulated other comprehensive income	31	181
Deficit accumulated during the development stage	(133,723)	(102,966)

Total stockholders’ equity	53,093	81,606

Total liabilities and stockholders’ equity	$82,927	$100,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) to June 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development	$12,984	$6,316	$24,799	$10,833	$97,220
Sales, general and administrative	3,165	2,708	6,305	4,457	26,950

Total operating expenses	16,149	9,024	31,104	15,290	124,170

Loss from operations	(16,149)	(9,024)	(31,104)	(15,290)	(124,170)
Interest income	588	748	1,441	991	5,587
Interest expense	(505)	(340)	(815)	(682)	(2,392)
Other income (expense), net	(391)	(72)	(279)	(367)	(731)

Net loss	(16,457)	(8,688)	(30,757)	(15,348)	(121,706)

Cumulative stock dividend attributable to preferred stockholders	—	(2,290)	—	(3,673)	(13,925)

Net loss attributable to common stockholders	$(16,457)	$(10,978)	$(30,757)	$(19,021)	$(135,631)

Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(14.29)	$(1.52)	$(25.11)

Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,314,390	768,212	20,262,318	757,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Period from July 3, 2003 (Date of Inception) to June 30,
	2008	2007	2008
Cash flows provided by (used for) operating activities:
Net loss	$(30,757)	$(15,348)	$(121,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	546	384	2,450
Accretion of investment discounts, net	(550)	—	(1,448)
Amortization of debt issuance costs	101	47	208
Change in carrying value of warrant liability	—	406	621
Issuance of common stock in exchange for services	—	—	51
Share-based compensation	1,994	702	4,455
Loss on disposal of fixed assets	—	8	368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	331	(255)	(974)
Other assets	61	(9)	58
Accounts payable	(488)	(577)	773
Accrued liabilities	884	1,679	8,478

Net cash used in operating activities	(27,878)	(12,963)	(106,666)

Cash flows provided by (used for) investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(2,001)	(636)	(8,011)
Purchase of short-term investments	(45,996)	(35,671)	(159,852)
Sales and maturities of short-term investments	43,177	10,150	112,556
Purchase of restricted investment	—	(121)	(321)

Net cash used in investing activities	(4,820)	(26,278)	(56,040)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	20,000	—	31,006
Proceeds from sales of shares through employee equity incentive plans	401	10	467
Repayment of debt	(9,727)	(152)	(10,580)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,177
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	50,179	102,428

Net cash provided by financing activities	10,674	50,037	189,798

Net increase (decrease) in cash and cash equivalents	(22,024)	10,796	27,092
Cash and cash equivalents at beginning of period	49,116	11,091	—

Cash and cash equivalents at end of period	$27,092	$21,887	$27,092

Supplemental disclosures of cash flow information
Cash paid for interest	$645	$602	$2,009

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

Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements and accompanying notes do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

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

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. FAS 157 as it is applied to non-financial assets and non-financial liabilities will be adopted by the company at the beginning of 2009, and we do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements. Please see Note 2. Certain Balance Sheet Components.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) effective for us January 1, 2008. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. We chose not to elect the fair value option for financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). The standard expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. This new standard will be adopted by the company at the beginning of 2009 and we do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

NOTE 2. CERTAIN BALANCE SHEET COMPONENTS

Short-term investments and Fair Value Measurements

Short-term investments, all of which have a term of less than one year, are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Estimated Fair Market Value
At June 30, 2008:
Corporate debt securities	$12,489	$20	$12,509
U.S. government and agency securities	36,573	11	36,584

	$49,062	$31	$49,093

At December 31, 2007:
Corporate debt securities	$36,336	$159	$36,495
U.S. government and agency securities	9,357	22	9,379

	$45,693	$181	$45,874

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

and (Level 3) significant unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our marketable securities at fair value.

Our investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include U.S. government and agency securities, corporate securities and certificates of deposits.

Fair value hierarchy of our marketable securities at fair value in connection with the adoption of SFAS 157 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate debt securities	$13,009	—	$13,009
U.S. government and agency securities	$37,580	—	$37,580

As of June 30, 2008, we applied Level 2 measurements to our holdings of commercial paper with maturity dates less than three months classified under cash equivalents. Commercial paper with maturity dates less than three months are valued at the quoted market price from broker or dealer quotations.

We chose not to elect the fair value option as prescribed by SFAS 159 for our financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as short- and long-term debt and accounts payable are still reported at their carrying values.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Clinical trial related	$6,052	$5,440
Payroll and related expenses	1,757	1,619
Professional services and other	697	563

	$8,506	$7,622

NOTE 3. LONG-TERM DEBT

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases (the Equipment Loan) and borrowed $1.0 million under this facility. The Equipment Loan bears interest at an annual interest rate of 9.5% and matures in 2009.

In September 2006, we entered into a $10.0 million loan facility agreement for the purpose of financing working capital (the 2006 Working Capital Loan) and borrowed all $10.0 million under the facility agreement during the year ended December 31, 2006. The 2006 Working Capital Loan bears interest at an annual interest rate of 11.9% and matures in 2010. In May 2008, we entered into a new loan agreement (the 2008 Working Capital Loan) for $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of the agreement. The 2008 Working Capital Loan has interest-only payments up to and including January 2009, maturing in October 2011, and includes customary loan covenants. Expenses incurred in connection with the new loan agreement were not material.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property, while Equipment Loan amounts are collateralized by our equipment purchased by such borrowed funds. Our long-term debt at June 30, 2008 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Principal amount	$20,451	$10,177
Plus premium, based on imputed interest rate of 12%	75	—

	20,526	10,177
Less current portion of long-term debt	3,048	3,820

Non-current portion	$17,478	$6,357

In connection with the loan facility agreements entered into in 2006, we issued warrants to purchase convertible preferred stock. The fair value of the warrants was estimated at an aggregate of approximately $300,000 using the Black-Scholes valuation model at the dates of issuance and recorded as debt issuance costs that are amortized to interest expense over the contractual life of 7 years. The fair value of the warrants outstanding was recorded as a liability as of September 30, 2006 and revalued each subsequent reporting period with the resulting gains and losses recorded in other expense which is classified in other income (expense), net. We continued to adjust the liability for changes in fair value until the completion of our IPO, at which time all unexercised warrants converted into warrants to purchase common stock and the liability was reclassified to equity. In accordance with the revaluation through the date of the IPO, we recorded expense of approximately $0.4 million for the six months ended June 30, 2007 and approximately $0.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2008.

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

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a deposit account with the bank of $0.3 million at June 30, 2008 and December 31, 2007, which is shown as a restricted investment on the condensed consolidated balance sheets.

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

In accordance with our certificate of incorporation and bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving at our request in such capacity. There have been no claims to date and we have a director and officer insurance policy that may enable us to recover a portion of any amounts paid for future potential claims.

NOTE 5. LICENSE AND SUPPLY AGREEMENTS

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited (the Nektar Agreement), we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2008, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. No amounts related to milestones were paid during the six months ended June 30, 2008 and 2007, and we paid $2.6 million during the cumulative period from July 3, 2003 (date of inception) to June 30, 2008. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ written notice.

Under the April 2004 agreement, as amended, with Elan Pharma International Limited (the Elan Agreement), Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, import and export ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2008, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met with respect to our UDB product candidate. We paid $750,000 related to milestones during the six months ended June 30, 2008 and none for the six months ended June 30, 2007, and $4.0 million during the cumulative period from July 3, 2003 (date of inception) to June 30, 2008. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ written notice.

In June 2008, we entered into a Transfer and Assignment Agreement with Telesso Technologies Limited (the Telesso Agreement), formerly Eiffel Technologies Limited, which terminated our 2005 research and development, license and supply agreement with Eiffel Technologies Limited (Eiffel Agreement), including Eiffel’s rights to royalty and milestone commitments under the Eiffel Agreement. Under the Telesso Agreement, Telesso will transfer and assign all intellectual property and know-how owned by Telesso related to certain methods for manufacturing drug formulations previously licensed to us and will transfer to us certain capital equipment and other materials related to the technology. We are required to make future payments for the transfer of the technology and other transferred property, and for the achievement of specified clinical and regulatory milestones for the first product developed by us using the technology when and if certain regulatory milestones are met. These payments are considered to be immaterial in nature and no amounts related to milestones have been paid under the Telesso Agreement as of June 30, 2008.

NOTE 6. EMPLOYEE EQUITY INCENTIVE PLANS

Stock-based Compensation

We account for employee stock-based compensation under SFAS No. 123(R), “Share-Based Payment” (SFAS 123R), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Employee stock-based compensation expense recognized is calculated based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock–based compensation expense recognized under SFAS 123R related to stock options and awards under our employee stock purchase plan (ESPP) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$531	$222	$931	$373
Sales, general and administrative	626	233	1,063	329

	$1,157	$455	$1,994	$702

Stock Option Awards

During the six months ended June 30, 2008 and 2007, we granted 750,650 and 954,181 stock options, respectively, to employees with a weighted-average grant date fair value of $7.35 and $6.83 per share, respectively. The fair value of stock option grants was estimated at the grant date using the Black–Scholes option valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2008	2007
Weighted-average volatility	63.1%	56.0%
Weighted-average expected term (in years)	5.5	5.5
Risk-free interest rates	3.2%	4.7%
Expected dividend yield	0.00%	0.00%

Option activity under our plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
December 31, 2007	2,446,656	2,620,928	$3.32
Shares reserved	—
Options granted	(750,650)	750,650	$12.99
Options exercised	—	(138,144)	$1.33
Options cancelled	102,946	(102,946)	$7.23

June 30, 2008	1,798,952	3,130,488	$5.60

As of June 30, 2008, there was unrecognized compensation costs of approximately $8.6 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.9 years.

Employee Stock Purchase Plan

We also estimated the fair value of employee stock purchase rights granted under the ESPP, which became effective in October 2007 upon the effectiveness of the IPO, using the Black-Scholes valuation model. For the six months ended June 30, 2008, the weighted-average fair value of each stock purchase right was $4.28 per share. The fair value of employee stock purchase rights is being recognized on a straight-line basis over the requisite service period of the purchase rights.

NOTE 7. NET LOSS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Historical net loss per share:
Numerator
Net loss, as reported	$(16,457)	$(8,688)	$(30,757)	$(15,348)
Less: Cumulative stock dividend attributed to preferred stockholders	—	(2,290)	—	(3,673)

Net loss attributed to common stockholders	$(16,457)	$(10,978)	$(30,757)	$(19,021)

Denominator
Weighted-average common shares outstanding	20,327,407	833,296	20,281,843	829,129
Less: Weighted average shares subject to repurchase	(13,017)	(65,084)	(19,525)	(71,593)

Denominator for basic and diluted net loss per share	20,314,390	768,212	20,262,318	757,536

Basic and diluted net loss per share	$(0.81)	$(14.29)	$(1.52)	$(25.11)

The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2008	2007
	(Unaudited)
Options to purchase common stock	3,130,488	2,525,393
Common stock subject to repurchase	8,678	60,745
Warrants	73,989	73,989
Convertible preferred stock (on an as if converted basis)	—	12,634,845

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We announced positive results from Phase 2 clinical studies of UDB and MAP0004 in early 2007 and initiated a Phase 3 clinical program for UDB in January 2008. For our MAP0004 migraine program we received a special protocol assessment (SPA) from the U.S. Food and Drug Administration, or FDA, in January 2008 and initiated a Phase 3 clinical program in July 2008. We hold worldwide commercialization rights for each of our product candidates and intend to market UDB and MAP0004 in the United States through our own focused sales force targeting pediatricians for UDB and neurologists and headache specialists for MAP0004. Our program for UDB includes Phase 3 pivotal efficacy clinical trials as well as trials of the uptake of UDB by the body, known as pharmacokinetic trials, and with respect to MAP0004, our program includes Phase 3 pivotal efficacy clinical trials as well as a pharmacokinetic trial and a trial of the effect of MAP0004 on the body, known as a pharmacodynamic trial.

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

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $133.7 million as of June 30, 2008. We have financed our operations through equity financing, debt financing and the issuance of convertible notes. Prior to our initial public offering, or IPO, in October 2007, we had received net proceeds of $106.7 million from the issuance of convertible notes payable and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after expenses and underwriters’ discounts and commissions. In 2006, we entered into loan facility agreements and borrowed $10.0 million to finance working capital and $1.0 million to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes.

We expect to continue to incur net losses for the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates currently in clinical development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Financial Overview

Research and Development Expenses

Research and development expenses consist of: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) milestone payments paid to our collaborative partners who work on our processing and supply of clinical trial material ; (iii) the cost of manufacturing clinical trial materials; (iv) payments to contract service organizations, as well as consultants; (v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

Conducting a significant amount of research and development is central to our business model. Through June 30, 2008, we had incurred approximately $97.2 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, UDB and MAP0004, and earlier-stage research and development projects.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Date of Inception) Through June 30, 2008
	2008	2007	2008	2007
Our most advanced product candidates:
UDB	55%	46%	52%	40%	44%
MAP0004	38%	49%	40%	51%	47%
Other projects	7%	5%	8%	9%	9%

Total	100%	100%	100%	100%	100%

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two most advanced product candidates. However, we will need to raise substantial additional capital in the future in order to complete the development and potential commercialization of UDB, MAP0004 and other product candidates.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including share-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. We expect these expenses to increase as we continue to grow our business.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2008	2007
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$12,984	$6,316	$6,668	106%	$24,799	$10,833	$13,966	129%
Sales, general and administrative expenses	3,165	2,708	457	17%	6,305	4,457	1,848	41%
Interest income	588	748	(160)	-21%	1,441	991	450	45%
Interest expense	(505)	(340)	(165)	49%	(815)	(682)	(133)	20%
Other expense, net	(391)	(72)	318	*	(279)	(367)	88	-24%

*	Percentage removed as it is not meaningful.

Research and Development Expenses. The increase in research and development expenses for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily driven by an increase of $5.0 million and $9.9 million, respectively, related to clinical program expenses to support Phase 3 clinical programs initiated in 2008 for our two lead programs UDB and MAP0004, and an increase of $1.0 million and $2.2 million, respectively, in personnel related expenses also related to the support of our Phase 3 clinical programs.

Sales, General and Administrative Expenses. The increase in sales, general and administrative expenses for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily related to increases of $0.8 million in personnel related expenses and stock-based compensation, partially offset by a decrease in non-recurring IPO expenses incurred in the prior year. The increase in sales, general and administrative expenses for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily related to increases of $1.6 million in personnel related expenses and stock-based compensation, and increased costs as a result of being a public company, partially offset by a decrease in non-recurring IPO expenses incurred in the prior year.

Interest Income. The decrease in interest income was due primarily to a decrease in market interest rates in the three months ended June 30, 2008 as compared to 2007. The increase in interest income for the six months ended June 30, 2008 as compared to 2007 was due primarily to higher average cash balances during that period resulting from proceeds raised during our IPO in October 2007. We expect our interest income to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense. Interest expense increased for the three months and six months ended June 30, 2008 as compared to the same periods in 2007 as a result of an increase in long-term debt related to the 2008 Working Capital Loan. We expect our interest expense to fluctuate in the future with average debt balances.

Other Income (Expense), Net. Other income (expense), net for the three and six months ended June 30, 2007 primarily consisted of the change in carrying value of warrants to purchase redeemable convertible preferred stock. At the time of our IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock with the carrying value included in equity and no further expense was incurred. Other income (expense), net, for the three months ended June 30, 2008 primarily consisted of expenses related to the 2008 Working Capital Loan and the debt extinguishment related to our 2006 Working Capital Loan. Other income (expense), net, for the six months ended June 30, 2008 primarily consisted of expenses related to the 2008 Working Capital Loan and the debt extinguishment related to the 2006 Working Capital Loan and gains of $91,000 due to the sale of investments.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and, as of June 30, 2008, we had an accumulated deficit of $133.7 million. We anticipate that we will continue to incur net losses for the next several years. We expect that our research and development, and sales, general, and administrative expenses will continue to increase and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing and issuance of convertible notes. Prior to our IPO in October 2007, we had received net proceeds of $106.7 million from the issuance of convertible notes payable and convertible preferred stock. Through our IPO we received net proceeds of $62.1 million after expenses and underwriters’ discounts and commissions. In 2006, we entered into loan facility agreements and borrowed $10.0 million to finance working capital and $1.0 million to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes.

As of June 30, 2008, we had $76.2 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including commercial paper, treasuries, U.S. government and agency securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements, based on our current spending, for at least 12 months. However, we will need to raise substantial additional capital in the future in order to complete the development and commercialization of UDB and MAP0004 given the cost of developing and commercializing two product candidates in parallel, and to fund the development and commercialization of our future product candidates.

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(27,878)	$(12,963)
Investing activities	(4,820)	(26,278)
Financing activities	10,674	50,037

Net cash used in operating activities. Net cash used in operating activities primarily reflects the net loss for those periods as we continue as a development stage company. The net loss in each period was reduced in part by non-cash depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The increase for the six months ended June 30, 2008 as compared to the same period of 2007 was primarily driven by an increase in operating expenses related to our clinical development programs and an increase in headcount across all departments.

Net cash used in investing activities. Net cash used in investing activities was primarily related to investment activity, with more maturities than purchases of investments in 2008 as compared to 2007. Purchase of property and equipment also increased over the prior year period due to our company’s growth.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to the issuance of $20.0 million in debt in May 2008, offset by the repayment of $8.3 million for the 2006 Working Capital Loan. Issuance of Series D convertible preferred stock in the six months ended June 30, 2007 provided $50.2 million in financing.

Contractual Obligations

As of June 30, 2008, future minimum payments under lease obligations and debt obligations were as follows (in thousands).

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Debt (1)	$25,584	$5,021	$20,563	$—	$—
Operating lease obligation (2)	5,125	1,104	4,021	—	—

Total	$30,709	$6,125	$24,584	$—	$—

(1)	Represents principal maturities, net of premium, including interest. In May 2008, we entered into an agreement to borrow $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes. Please see “Note 3. Long-term Debt” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information relating to debt.

(2)	On March 21, 2008, we amended our lease agreement to extend the agreement until June 2012, and to include additional square footage and options to lease additional square footage. Please see “Note 4. Commitments and Contingencies” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information.

The table above reflects only payment obligations for development products that are fixed and determinable. Milestone payments and royalty payments under our license and supply agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. Please see “Note 5. License and Supply Agreements” in the notes to the condensed consolidated financial statement for additional information.

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. FAS 157 as it is applied to non-financial assets and non-financial liabilities will be adopted by the company at the beginning of 2009, and we do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements. Please see Note 2. Certain Balance Sheet Components.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) effective for us January 1, 2008. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. We chose not to elect the fair value option for financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). The standard expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. This new standard will be adopted by the company at the beginning of 2009 and we do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments which have maturities not to exceed one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses in each year since our inception, including net losses of approximately $16.2 million, $25.8 million and $40.1 million, for the years ended December 31, 2005, 2006 and 2007, respectively. As of June 30, 2008, we had a deficit accumulated during development stage of approximately $133.7 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of any product candidate and have therefore not generated any product revenues. In that regard, we expect our expenses to increase as we proceed with our Phase 3 clinical programs for our two most advanced product candidates and conduct our other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization and we expect to continue to incur costs to support operations as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we proceed with our Phase 3 clinical programs and conduct our other clinical trials of our two most advanced product candidates. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, and the timing of any potential product approval may be delayed. We currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements, based on our current spending, for at least 12 months. However, we will need to raise substantial additional capital in the future in order to complete the development and commercialization of UDB and MAP0004 given the cost of developing and commercializing two product candidates in parallel, and to fund the development and commercialization of our future product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

Risks Relating to the Development, Regulatory Approval and

Commercialization of Our Product Candidates

We are largely dependent on the success of our two most advanced product candidates, UDB and MAP0004, and we cannot be certain that either of these product candidates will receive regulatory approval.

We have invested a significant portion of our efforts and financial resources in the development of our two most advanced product candidates, UDB and MAP0004. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and regulatory approval of these product candidates. We may have inadequate financial or other resources to advance these product candidates through the clinical trial process, depending on the requirements of the FDA. We have initiated Phase 3 clinical trials for UDB and MAP0004. Our clinical development programs for UDB and MAP0004 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidates are safe and effective in our planned clinical trials, and we may therefore fail to commercialize any product candidates. Any failure to obtain regulatory approval of UDB and MAP0004 would have a material and adverse impact on our business.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, particularly for our UDB and MAP0004 product candidates, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. We have initiated Phase 3 clinical trials for UDB and MAP0004 and currently are enrolling patients in these trials. Our programs for UDB and MAP0004 will include Phase 3 pivotal efficacy clinical trials as well as additional trials of the uptake of UDB by the body, known as pharmacokinetic trials, and with respect to MAP0004, a pharmacokinetic trial and a trial of the effect of MAP0004 on the body, known as a pharmacodynamic trial. Furthermore, we may not be able to obtain approval for indications that are as broad as intended or entirely different than those indications for which we sought approval.

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

We initiated a Phase 3 clinical program for UDB in January 2008 and initiated a Phase 3 clinical program for MAP0004 in July 2008. We anticipate conducting additional Phase 2 clinical studies for UDB and MAP0004. Specifically, our programs include two pharmacokinetic trials for UDB and a pharmacokinetic trial and a separate pharmacodynamic trial for MAP0004. The data collected from our clinical trials may not be adequate to support regulatory approval of UDB, MAP0004 or any of our other product candidates. Despite the results reported in earlier clinical trials for our product candidates, we do not know whether any Phase 3 or other clinical programs we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For instance, the Phase 2 clinical trial of UDB compared two doses of UDB, at 0.135 mg and 0.25 mg administered twice a day. The study showed that 0.135 mg of UDB produced a statistically significant reduction in Nighttime and Daytime Composite Symptom Score, a measure of asthma severity, when compared to placebo, but the 0.25 mg dose was not significantly better than placebo in Nighttime and Daytime Composite Symptom Score. In our Phase 3 clinical trial for UDB, patients will be randomized and given 0.25 mg UDB, 0.135 mg UDB or placebo to evaluate changes in Nighttime and Daytime Composite Symptom Score. We may not demonstrate statistically significant efficacy for the 0.25 mg dose or the 0.135 mg dose, which could make it difficult to receive regulatory approval for either dose.

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

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products among physicians, the medical community, patients, and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	a product’s FDA-approved labeling as well as limitations or warnings contained in the labeling;

•	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval;

•	limitations inherent in the approved indication for any of our product candidates compared to more commonly understood or addressed medical conditions;

•	lower demonstrated clinical safety and efficacy compared to other products;

•	prevalence and severity of adverse effects;

•	ineffective marketing and distribution efforts;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	lack of cost-effectiveness;

•	timing of market introduction and perceived effectiveness of competitive products;

•	availability of alternative therapies at similar or lower costs;

•	patients’ potential preferences to take oral medications over inhaled medications; and

•	potential product liability claims.

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

If approved for the treatment of pediatric asthma, we anticipate that UDB would compete with other marketed asthma therapeutics, including inhaled corticosteroids and leukotriene antagonists, and may compete with products currently under development by both large and small companies. Conventional nebulized budesonide is the only inhaled corticosteroid approved by the FDA for treating asthma in children under four years old and is available from AstraZeneca plc as Pulmicort Respules. Pulmicort Respules was introduced in the United States in 2000, and annual sales have grown to approximately $880 million in the United States and approximately $1.1 billion worldwide in 2007 according to data published by IMS Health. Leukotriene antagonists are an alternative to inhaled corticosteroids for asthmatic children. Prescriptions of Merck & Co., Inc.’s Singulair, the leading leukotriene antagonist, for children under the age of six generated approximately $500 million in sales in 2007. In addition to the marketed asthma therapies, there are several inhaled corticosteroid product candidates under development by large pharmaceutical companies, such as GlaxoSmithKline plc, or GlaxoSmithKline, and other smaller companies, that could potentially be used to treat pediatric asthma.

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

As of June 30, 2008, we had 83 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we expect to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 22, 2008 for the purpose of: (1) electing three directors for a three-year term and until the election and qualification of their successors; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2008 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both proposals. The final vote on the proposals was recorded as follows:

Proposal 1:

Director	Votes For	Abstentions
John G. Freund, M.D.	19,520,041	4,656
Carl S. Goldfischer, M.D.	19,149,641	375,056
H. Ward Wolff	19,520,791	3,906

Proposal 2:

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2008 fiscal year was ratified by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
19,509,091	8,143	7,461	0

Our directors that hold office following our annual meeting are Steven A. Elms (Chairman of the Board), Thomas A. Armer, Ph.D., John G. Freund, M.D., Carl S. Goldfischer, M.D., Gerri A. Henwood, Bernard J. Kelley, Matthew V. McPherron, Timothy S. Nelson and H. Ward Wolff.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1	Loan and Security Agreement dated as of May 2, 2008 among Oxford Finance Corporation, Silicon Valley Bank and the Registrant (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2008, and incorporated herein by reference).

10.2*	Transfer and Assignment Agreement dated as of June 19, 2008 between Telesso Technologies Limited and the Registrant

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2008.

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1	Loan and Security Agreement dated as of May 2, 2008 among Oxford Finance Corporation, Silicon Valley Bank and the Registrant (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2008, and incorporated herein by reference).

10.2*	Transfer and Assignment Agreement dated as of June 19, 2008 between Telesso Technologies Limited and the Registrant

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.