Form 10-Q
period 2008-09-30
MAP Pharmaceuticals, Inc.
filed 2008-11-13
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2008, the registrant had outstanding 20,428,908 shares of Common Stock.

		PAGE
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2008 and as of December 31, 2007	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine months ended September 30, 2008 and 2007 and the cumulative period from July 3, 2003 (inception) to September 30, 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2008 and 2007 and the cumulative period from July 3, 2003 (inception) to September 30, 2008	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	36

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,279	$49,116
Short-term investments	24,742	45,874
Prepaid expenses and other current assets	525	1,079

Total current assets	63,546	96,069
Property and equipment, net	4,927	4,183
Other assets	27	122
Restricted investment	310	321

Total assets	$68,810	$100,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,343	$1,290
Accrued liabilities	13,017	7,622
Current portion of long-term debt	4,725	3,820

Total current liabilities	19,085	12,732
Long-term debt, net of current	15,827	6,357
Other liabilities	41	—

Total liabilities	34,953	19,089

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	198	197
Additional paid-in capital	187,730	184,194
Accumulated other comprehensive income	15	181
Deficit accumulated during the development stage	(154,086)	(102,966)

Total stockholders’ equity	33,857	81,606

Total liabilities and stockholders’ equity	$68,810	$100,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) to September 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development	$16,815	$7,510	$41,614	$18,343	$114,035
Sales, general and administrative	3,380	2,366	9,685	6,823	30,330

Total operating expenses	20,195	9,876	51,299	25,166	144,365

Loss from operations	(20,195)	(9,876)	(51,299)	(25,166)	(144,365)
Interest income	453	621	1,894	1,612	6,040
Interest expense	(621)	(336)	(1,437)	(1,017)	(3,013)
Other income (expense), net	—	(251)	(278)	(619)	(731)

Net loss	(20,363)	(9,842)	(51,120)	(25,190)	(142,069)

Cumulative stock dividend attributable to preferred stockholders	—	(1,902)	—	(5,575)	(13,925)

Net loss attributable to common stockholders	$(20,363)	$(11,744)	$(51,120)	$(30,765)	$(155,994)

Net loss per share attributable to common stockholders, basic and diluted	$(1.00)	$(14.07)	$(2.52)	$(39.27)

Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,398,682	834,433	20,308,206	783,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 3, 2003 (Date of Inception) to September 30, 2008
	2008	2007
Cash flows provided by (used for) operating activities:
Net loss	$(51,120)	$(25,190)	$(142,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906	585	2,811
Accretion of investment discounts, net	(663)	(481)	(1,561)
Amortization of debt issuance costs	103	71	211
Accretion of debt payment premium	187	—	187
Change in carrying value of warrant liability	—	537	621
Share-based compensation	3,108	1,297	5,620
Loss on disposal of fixed and other assets	9	156	377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	554	(119)	(750)
Other assets	67	(156)	65
Accounts payable	53	(1,267)	1,314
Accrued liabilities	5,395	3,168	12,986
Other liabilities	41	—	41

Net cash used in operating activities	(41,360)	(21,399)	(120,147)

Cash flows provided by (used for) investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,661)	(1,074)	(7,671)
Purchase of short-term investments	(48,648)	(44,033)	(162,503)
Sales and maturities of short-term investments	70,277	37,575	139,656
Maturity (purchase) of restricted investment	11	(121)	(310)

Net cash provided by (used in) investing activities	19,979	(7,653)	(31,240)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	20,000	—	31,006
Proceeds from sales of shares through employee equity incentive plans	430	63	496
Repayment of debt	(9,886)	(378)	(10,741)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,177
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	50,179	102,428

Net cash provided by financing activities	10,544	49,864	189,666

Net increase (decrease) in cash and cash equivalents	(10,837)	20,812	38,279
Cash and cash equivalents at beginning of period	49,116	11,091	—

Cash and cash equivalents at end of period	$38,279	$31,903	$38,279

Supplemental disclosures of cash flow information
Cash paid for interest	$1,152	$923	$2,516

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

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to be in a loss position until sufficient revenue can be generated to offset our expenses. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. We believe that we may need to raise additional capital in the next 12 months in order to continue with our clinical trial development efforts. Such funding, if needed, may not be available on favorable terms, if at all. In the event that we are unable to obtain additional capital, we may delay or reduce the scope of our current R&D programs and other expenses.

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

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material impact on our financial position or results of operations

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We have considered FSP FAS 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We will adopt FAS 157 as it is applied to non-financial assets and non-financial liabilities at the beginning of 2009, and we do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements. Please see Note 2. Certain Balance Sheet Components.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) effective for us January 1, 2008. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. We chose not to elect the fair value option for financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

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

NOTE 2. CERTAIN BALANCE SHEET COMPONENTS

Short-term investments and Fair Value Measurements

Short-term investments, all of which have a term of less than one year, are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains/(Loss)	Estimated Fair Market Value
At September 30, 2008:
Corporate debt securities	$6,157	$19	$6,176
U.S. government and agency securities	18,570	(4)	18,566

	$24,727	$15	$24,742

At December 31, 2007:
Corporate debt securities	$36,336	$159	$36,495
U.S. government and agency securities	9,357	22	9,379

	$45,693	$181	$45,874

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

Fair value hierarchy of our marketable securities at fair value in connection with the adoption of SFAS 157 are summarized as follows (in thousands):

	Total at September 30, 2008	Fair Value Measurements at Reporting Date using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate debt securities	$6,176	—	$6,176
U.S. government and agency securities	$18,566	—	$18,566

As of September 30, 2008, we applied Level 2 measurements to our holdings of commercial paper with maturity dates less than three months classified under cash equivalents. Commercial paper with maturity dates less than three months are valued at the quoted market price from broker or dealer quotations.

We chose not to elect the fair value option as prescribed by SFAS 159 for our financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as short- and long-term debt and accounts payable are still reported at their carrying values.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Clinical trial related	$9,330	$5,440
Payroll and related expenses	2,599	1,619
Professional services and other	1,088	563

	$13,017	$7,622

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

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property, while Equipment Loan amounts are collateralized by our equipment purchased by such borrowed funds. Our long-term debt at September 30, 2008 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Principal amount	$20,365	$10,177
Plus premium, based on imputed interest rate of 12%	187	—

	20,552	10,177
Less current portion of long-term debt	4,725	3,820

Non-current portion	$15,827	$6,357

In connection with the loan facility agreements entered into in 2006, we issued warrants to purchase convertible preferred stock. The fair value of the warrants was estimated at an aggregate of approximately $300,000 using the Black-Scholes valuation model at the dates of issuance and recorded as debt issuance costs that are amortized to interest expense over the contractual life of seven years. The fair value of the warrants outstanding was recorded as a liability as of September 30, 2006 and revalued each subsequent reporting period with the resulting gains and losses recorded in other expense which is classified in other income (expense), net. We continued to adjust the liability for changes in fair value until the completion of our IPO, at which time all unexercised warrants converted into warrants to purchase common stock and the liability was reclassified to equity. In accordance with the revaluation through the date of the IPO, we recorded expense of approximately $0.5 million for the nine months ended September 30, 2007 and approximately $0.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2008.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California and in August 2006 amended our lease agreement to include additional square footage within the same building, expiring in June 2008. In March 2008, we further amended our lease agreement to extend the term of the agreement until June 2012, and to include additional square footage and options to lease additional square footage. In September 2008, we amended and restated the March 2008 amendment to the lease agreement, providing for expanded square footage and certain renewal options. Rent is subject to an annual increase for the duration of the lease, which we recognize on a straight-line basis. The annual lease payments for this space under the amended and restated lease agreement, which was effective July 1, 2008, are approximately $0.5 million in 2008, $1.0 million in 2009, $1.3 million in 2010, $1.4 million in 2011, and $0.7 million 2012.

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a deposit account with the bank of $0.3 million at September 30, 2008 and December 31, 2007, which is shown as a restricted investment on our condensed consolidated balance sheets.

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

NOTE 5. LICENSE AND SUPPLY AGREEMENTS

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited (the Nektar Agreement), we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2008, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. No amounts related to milestones were paid during the nine months ended September 30, 2008 and 2007, and we paid $2.6 million during the cumulative period from July 3, 2003 (date of inception) to September 30, 2008. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ written notice.

Under the April 2004 agreement, as amended, with Elan Pharma International Limited (the Elan Agreement), Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, import and export ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2008, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met with respect to our UDB product candidate. We paid $750,000 related to milestones during the nine months ended September 30, 2008 and $750,000 for the nine months ended September 30, 2007, and $4.0 million during the cumulative period from July 3, 2003 (date of inception) to September 30, 2008. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ written notice.

In June 2008, we entered into a Transfer and Assignment Agreement with Telesso Technologies Limited (the Telesso Agreement), formerly Eiffel Technologies Limited, which terminated our 2005 research and development, license and supply agreement with Eiffel Technologies Limited (Eiffel Agreement), including Eiffel’s rights to royalty and milestone commitments under the Eiffel Agreement. Under the Telesso Agreement, Telesso is transferring and assigning all intellectual property and know-how owned by Telesso related to certain methods for manufacturing drug formulations previously licensed to us and will transfer to us certain capital equipment and other materials related to the technology. We are required to make future payments for the transfer of the technology and other transferred property, and for the achievement of specified clinical and regulatory milestones for the first product developed by us using the technology when and if certain regulatory milestones are met. These payments are considered to be immaterial in nature and no amounts related to milestones have been paid under the Telesso Agreement as of September 30, 2008.

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

Stock-based compensation expense recognized under SFAS 123R related to stock options and awards under our employee stock purchase plan (ESPP) is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Research and development	$336	$232	$1,013	$481
Sales, general and administrative	520	312	1,582	641

	$856	$544	$2,595	$1,122

Stock Option Awards

During the nine months ended September 30, 2008 and 2007, we granted 1,009,150 and 1,125,922 stock options, respectively, to employees with a weighted-average grant date fair value of $6.84 and $6.43 per share, respectively. The fair value of stock option grants was estimated at the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2008	2007
Weighted-average volatility	62.9%	56.0%
Weighted-average expected term (in years)	5.5	5.5
Risk-free interest rates	3.1%	4.7%
Expected dividend yield	0.0%	0.0%

Option activity under our plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
December 31, 2007	2,446,656	2,620,928	$3.32
Options granted	(1,009,150)	1,009,150	$12.04
Options exercised	—	(152,400)	$1.35
Options cancelled	272,886	(272,886)	$7.59

September 30, 2008	1,710,392	3,204,792	$5.79

As of September 30, 2008, there were unrecognized compensation costs of approximately $8.2 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.8 years.

Employee Stock Purchase Plan

We also estimated the fair value of employee stock purchase rights granted under the ESPP, which became effective in October 2007 upon the effectiveness of the IPO, using the Black-Scholes valuation model. For ESPP enrollment during the nine months ended September 30, 2008, the weighted-average fair value of each stock purchase right was $4.26 per share. The fair value of employee stock purchase rights is being recognized on a straight-line basis over the requisite service period of the purchase rights.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Historical net loss per share:
Numerator
Net loss, as reported	$(20,363)	$(9,842)	$(51,120)	$(25,190)
Less: Cumulative stock dividend attributed to preferred stockholders	—	(1,902)	—	(5,575)

Net loss attributed to common stockholders	$(20,363)	$(11,744)	$(51,120)	$(30,765)

Denominator
Weighted-average common shares outstanding	20,400,128	886,500	20,321,705	848,463
Less: Weighted average shares subject to repurchase	(1,446)	(52,067)	(13,499)	(65,084)

Denominator for basic and diluted net loss per share	20,398,682	834,433	20,308,206	783,379

Basic and diluted net loss per share	$(1.00)	$(14.07)	$(2.52)	$(39.27)

The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2008	2007
	(Unaudited)
Options to purchase common stock	3,204,792	2,573,004
Common stock subject to repurchase	—	47,729
Warrants	73,989	73,989
Convertible preferred stock (on an as if converted basis)	—	12,634,845

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We announced positive results from Phase 2 clinical studies of UDB and MAP0004 in early 2007 and initiated a Phase 3 clinical program for UDB in January 2008. For our MAP0004 migraine program we received a special protocol assessment, or SPA, from the U.S. Food and Drug Administration, or FDA, in January 2008 and initiated a Phase 3 clinical program in July 2008. We hold worldwide commercialization rights for each of our product candidates and intend to market UDB and MAP0004 in the United States through our own focused sales force targeting pediatricians for UDB and neurologists and headache specialists for MAP0004. Our program for UDB includes Phase 3 pivotal efficacy clinical trials as well as trials of the uptake of UDB by the body, known as pharmacokinetic trials, and with respect to MAP0004, our program includes Phase 3 pivotal efficacy clinical trials as well as a pharmacokinetic trial and a trial of the effect of MAP0004 on the body, known as a pharmacodynamic trial.

Our product portfolio also includes two earlier stage product candidates, both of which highlight the broad applicability of our technologies to a diverse range of potential future products. MAP0005 is our proprietary combination of an inhaled corticosteroid and a long-acting beta-agonist for the potential treatment of asthma and chronic obstructive pulmonary disease, or COPD, and MAP0001 is our proprietary form of insulin for the potential treatment of Type 1 and Type 2 diabetes via pulmonary delivery using our proprietary Tempo® inhaler. We have no current intention to further develop either of these earlier stage product candidates independently.

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $154.1 million as of September 30, 2008. We have financed our operations through equity financing, debt financing and the issuance of convertible notes. Prior to our initial public offering, or IPO, in October 2007, we had received net proceeds of $106.7 million from the issuance of convertible notes payable and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into loan facility agreements and borrowed $10.0 million to finance working capital and $1.0 million to finance equipment purchases, or the 2006 Working Capital Loan. In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes.

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

Financial Overview

Research and Development Expenses

Research and development expenses consist of: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) milestone payments paid to our collaborative partners who work on our processing and supply of clinical trial material ; (iii) the cost of manufacturing and supplying clinical trial materials; (iv) payments to contract service organizations, as well as consultants; (v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

Conducting a significant amount of research and development is central to our business model. Through September 30, 2008, we had incurred approximately $114.0 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, UDB and MAP0004, and earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, are not tracked on a project basis and are allocated based on management’s estimate.

	Three Months Ended September 30,		Nine months Ended September 30,		Period from July 3, 2003 (Date of Inception) Through September 30, 2008
	2008	2007	2008	2007
Our most advanced product candidates:
UDB	47%	34%	50%	37%	45%
MAP0004	45%	56%	42%	54%	46%
Other projects	8%	10%	8%	9%	9%

Total	100%	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including share-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through September 30, 2008, we had incurred approximately $30.3 million in sales, general and administrative expenses since our inception in 2003. We expect these expenses to increase as we continue to grow our business.

Results of Operations

Comparison of Three and Nine months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2008	2007
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$16,815	$7,510	$9,305	124%	$41,614	$18,343	$23,271	127%
Sales, general and administrative expenses	3,380	2,366	1,014	43%	9,685	6,823	2,862	42%
Interest income	453	621	(168)	-27%	1,894	1,612	282	17%
Interest expense	(621)	(336)	(285)	85%	(1,437)	(1,017)	(420)	41%
Other expense, net	—	(251)	251	*	(278)	(619)	341	-55%

*	Percentage removed as it is not meaningful.

Research and Development Expenses. The increase in research and development expenses for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily driven by an increase of $7.4 million and $17.3 million, respectively, related to clinical expenses to support Phase 3 clinical programs initiated in 2008 for our two lead program candidates, UDB and MAP0004, and an increase of $1.3 million and $4.1 million, respectively, in personnel related expenses and stock-based compensation in support of these Phase 3 clinical programs.

Sales, General and Administrative Expenses. The increase in sales, general and administrative expenses for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily related to increases of $0.4 million in personnel related expenses and stock-based compensation, as well as an increase of $0.5 million due to professional fees, outside services and other administrative related costs. The increase in sales, general and administrative expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily related to increases of $2.0 million in personnel related expenses and stock-based compensation, as well as an increase of $0.9 million due to professional fees, outside services and other administrative related costs, partially offset by a decrease in non-recurring IPO expenses incurred in the prior year.

Interest Income. The decrease in interest income for the three months ended September 30, 2008 as compared to 2007 was due primarily to a decrease in market interest rates. The increase in interest income for the nine months ended September 30, 2008 as compared to 2007 was due primarily to higher average cash balances during that period resulting from proceeds raised from the completion of our IPO in October 2007, partially offset by the decrease in market interest rates. We expect our interest income to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense. Interest expense increased for the three months and nine months ended September 30, 2008 as compared to the same periods in 2007 as a result of an increase in long-term debt related to the 2008 Working Capital Loan. We expect our interest expense to fluctuate in the future with average debt balances.

Other Income (Expense), Net. Other income (expense), net for the three and nine months ended September 30, 2007 primarily consisted of the change in carrying value of warrants to purchase redeemable convertible preferred stock. At the time of our IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock with the carrying value included in equity and no further expense was incurred. Other income (expense), net, for the nine months ended September 30, 2008 primarily consisted of expenses related to the 2008 Working Capital Loan and the debt extinguishment related to the 2006 Working Capital Loan and gains of $91,000 due to the sale of investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flow since our inception in July 2003 and, as of September 30, 2008, we had an accumulated deficit of $154.1 million. We will continue to be in a loss position until sufficient revenue can be generated to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We expect that our research and development, and sales, general, and administrative expenses may continue to increase and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing and issuance of convertible notes. Prior to our IPO in October 2007, we had received net proceeds of $106.7 million from the issuance of convertible notes payable and convertible preferred stock. Through our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into the 2006 Working Capital Loan and borrowed $10.0 million to finance working capital and $1.0 million to finance equipment purchases. In May 2008, we entered into the 2008 Working Capital Loan and borrowed $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes.

As of September 30, 2008, we had approximately $63.0 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including commercial paper, corporate debt, U.S. government and agency securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity.

We believe that we may need to raise additional capital in the next 12 months in order to continue with our clinical trial development efforts. In addition, we will need to raise substantial additional capital in the future in order to complete the development and commercialization of UDB and MAP0004 given the cost of developing and commercializing two product candidates in parallel, and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current R&D programs and other expenses.

The following table shows a summary of our cash flows for the periods indicated:

	Nine months Ended September 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(41,360)	$(21,399)
Investing activities	$19,979	$(7,653)
Financing activities	$10,544	$49,864

Net cash used in operating activities. Net cash used in operating activities primarily reflects the net loss for those periods as we continue as a development stage company. The net loss in each period was reduced in part by non-cash depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The increase for the nine months ended September 30, 2008 as compared to the same period of 2007 was primarily driven by an increase in operating expenses related to our clinical development programs and an increase in headcount across all departments.

Net cash used in investing activities. Net cash used in investing activities was primarily related to investment activity, with more maturities than purchases of investments in 2008 as compared to 2007. Purchase of property and equipment also increased over the prior year period due to our company’s growth.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to the issuance of $20.0 million in debt in May 2008, offset by the repayment of $8.3 million for the 2006 Working Capital Loan. Issuance of Series D convertible preferred stock in the nine months ended September 30, 2007 provided $50.2 million in financing.

Contractual Obligations

As of September 30, 2008, future minimum payments under lease obligations and debt obligations were as follows (in thousands).

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Debt (1)	$24,990	$6,609	$18,381	$—	$—
Operating lease obligation (2)	4,631	1,019	3,612	—	—

Total	$29,621	$7,628	$21,993	$—	$—

(1)	Represents principal maturities, net of premium, including interest. In May 2008, we entered into the 2008 Working Capital Loan and borrowed $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes. Please see “Note 3. Long-Term Debt” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information relating to debt.

(2)	In September 2008, we amended and restated the March 2008 amendment to our lease agreement which provides for expanded square footage and certain renewal options. Please see “Note 4. Commitments and Contingencies” in the notes to the condensed consolidated financial statements in this Form 10-Q for additional information.

The table above reflects only payment obligations for development products that are fixed and determinable. Milestone payments and royalty payments under our license and supply agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. Please see “Note 5. License and Supply Agreements” in the notes to the condensed consolidated financial statement in this Form 10-Q for additional information.

Recent Accounting Pronouncements

We adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material impact on our financial position or results of operations

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We have considered FSP FAS 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We will adopt FAS 157 as it is applied to non-financial assets and non-financial liabilities at the beginning of 2009, and we do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements. Please see Note 2. Certain Balance Sheet Components.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) effective for us January 1, 2008. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. We chose not to elect the fair value option for financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

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

In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility.

As a result of these market conditions, the cost and availability of credit and investments has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $16.2 million, $25.8 million and $40.1 million, for the years ended December 31, 2005, 2006 and 2007, respectively. As of September 30, 2008, we had a deficit accumulated during development stage of approximately $154.1 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of any product candidate and have therefore not generated any product revenues. In that regard, we expect our expenses to increase as we continue with our Phase 3 clinical programs for our two most advanced product candidates and conduct our other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization and we expect to continue to incur costs to support operations as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our two most advanced product candidates, Unit Dose Budesonide, or UDB, for pediatric asthma, and MAP0004 for migraine;

•	delays in the commencement, enrollment and completion of, clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	our ability to manage our supply chain for study drug, other clinical materials and potentially approved products;

•	the success of clinical trials of our UDB and MAP0004 product candidates or future product candidates;

•	the FDA’s determination of the special protocol assessment, or SPA, we entered into concerning MAP0004;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act to seek FDA marketing approval of our product candidates;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition in the pediatric asthma market on our ability to commercialize UDB;

•	the impact of competition in the migraine market on the commercialization of MAP0004;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products outside of the United States;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the level of experience in running a public company of our senior management, many of whom are new to their current roles.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we proceed with our Phase 3 clinical programs and conduct our other clinical trials of our two most advanced product candidates. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, and the timing of any potential product approval may be delayed. We currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We believe that we may need to raise additional capital in the next 12 months in order to continue with our clinical trial development efforts. In addition, we will need to raise substantial additional capital in the future in order to complete the development and commercialization of UDB and MAP0004 given the cost of developing and commercializing two product candidates in parallel, and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current R&D programs and other expenses.

In the third quarter, the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may limit our ability to access the capital markets to meet our funding requirements. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

•	maintaining and supplying clinical trial material on a timely basis;

•	complying with design protocols of any applicable SPAs; and

•	collecting, analyzing and reporting final data from the clinical trials.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, particularly for our UDB and MAP0004 product candidates, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. We have initiated Phase 3 clinical trials for UDB and MAP0004. Our programs for UDB and MAP0004 will include Phase 3 pivotal efficacy clinical trials as well as additional trials of the uptake of UDB by the body, known as pharmacokinetic trials, and with respect to MAP0004, a pharmacokinetic trial and a trial of the effect of MAP0004 on the body, known as a pharmacodynamic trial. Furthermore, we may not be able to obtain approval for indications that are as broad as intended or entirely different than those indications for which we sought approval.

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

As of September 30, 2008, we had 91 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we expect to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our Phase 3 clinical programs for UDB and MAP0004 and other additional trials effectively, which we anticipate will be conducted at numerous clinical sites; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together control approximately 75% of our outstanding common stock. If these persons were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock. In the third quarter, the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility, and if such market conditions continue, the market price of shares of our common stock may fluctuate or decline.

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

Persons who were our stockholders prior to the sale of shares in our IPO continue to hold a substantial number of shares of our common stock that they are now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1*	Amended and Restated Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 15, 2008.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1*	Amended and Restated Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 15, 2008.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.