Form 10-K/A
period 2008-12-31
MAP Pharmaceuticals, Inc.
filed 2009-04-09
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33719

MAP Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0507047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2400 Bayshore Parkway, Suite 200, Mountain View, California, 94043

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (650) 386-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par share $0.01 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

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

Explanatory Note

MAP Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 12, 2009 (the “Original Filing”), to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.1 and 31.2. Item 15 and the Exhibit Index of the Original Filing are being amended to reflect the filing of the amended Certifications.

Except for the filing of the amended Certifications and the amendments to Item 15 and the Exhibit Index as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

Item 15.	Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this report:

1.	Financial Statements

See Index to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2009

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

4.2	Third Amended and Restated Registration Rights Agreement dated March 21, 2007 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.3	Warrant to purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 14, 2006 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series C Preferred Stock issued to Horizon Technology Funding Company II LLC dated September 14, 2006 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.5	Warrant to purchase stock issued to Oxford Finance Corporation effective as of September 19, 2006 (filed as Exhibit 10.21 to the Registrants Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.6	Warrant to purchase stock issued to Silicon Valley Bank effective as of September 19, 2006 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.1#	MAP Pharmaceuticals, Inc. 2004 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.2#	MAP Pharmaceuticals, Inc. Amended and Restated 2005 Equity Incentive Plan and forms of agreements relating thereto (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.3#	MAP Pharmaceuticals, Inc. 2007 Equity Award Plan and forms of agreements relating thereto (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.4#	MAP Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.5#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on July 30, 2007, and incorporated herein by reference).

10.6#	Employment Agreement dated March 20, 2005, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.7#	Amendment to Employment Agreement dated July 22, 2005, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.8#	Employment Agreement dated April 14, 2008, between Thomas A. Armer and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33719), filed on May 14, 2008, and incorporated herein by reference).

10.9#	Restricted Stock Agreement dated August 12, 2004, between Thomas A. Armer and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

Exhibit No.	Description

10.10#	Offer Letter dated September 14, 2006, between Christopher Y. Chai and the Registrant (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.11#	Amended and Restated Offer Letter dated September 11, 2007, between Anastasios Gianakakos and the Registrant (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.12#	Form of Change in Control Agreement between the named executive officers of the Registrant and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.13	Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated June 10, 2004 (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.14	First Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated August 2, 2004 (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.15	Second Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 26, 2006 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.16	Venture Loan and Security Agreement among Horizon Technology Funding Company, Silicon Valley Bank and the Registrant dated September 14, 2006 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.17	First Amendment to Venture Loan and Security Agreement among Horizon Technology Funding Company, Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated December 27, 2006 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.18	Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated September 19, 2006 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.19†	License Agreement between Elan Pharma International Ltd. and the Registrant dated February 3, 2005 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.20†	Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated February 3, 2005 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.21†	Research and Development, License and Supply Agreement between the Registrant and Eiffel Technologies Limited dated September 22, 2005 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.22†	First Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated September 15, 2006 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.23†	Restated and Amended License Agreement between Nektar Therapeutics and the Registrant dated August 7, 2006 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.24†	Manufacturing and Supply Agreement between Xemplar Pharmaceuticals, LLC and the Registrant dated April 26, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.25†	Second Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated June 18, 2007 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on August 20, 2007, and incorporated herein by reference).

Exhibit No.	Description

10.26*	Amendment to Restated and Amended License Agreement between Nektar Therapeutics UK Limited and the Registrant dated October 8, 2007 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.27	Third Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated November 30, 2007 (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2008, and incorporated herein by reference).

10.28	Loan and Security Agreement by and among the Registrant, Oxford Finance Corporation and Silicon Valley Bank dated May 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008, and incorporated herein by reference).

10.29†	Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated March 26, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008, and incorporated herein by reference).

10.30†	Transfer and Assignment Agreement dated June 19, 2008 between Telesso Technologies Limited and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2008, and incorporated herein by reference).

10.31†	Amended and Restated Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008, and incorporated herein by reference).

10.32†	License Agreement by and between AstraZeneca AB and the Registrant dated December 19, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2008, and incorporated herein by reference).

10.33*	Third Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated December 18, 2008 (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.34*	First Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated December 18, 2008 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.35*	Second Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated February 17, 2009 (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.36*	Third Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated March 2, 2009 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.37#	Offer Letter dated July 5, 2007, between Charlene A. Friedman and the Registrant (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference) .

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Confidential treatment requested for certain portions.