Form 10-Q
period 2009-03-31
MAP Pharmaceuticals, Inc.
filed 2009-05-08
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had outstanding 20,605,667 shares of Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$67,705	$31,927
Short-term investments	—	12,783
Accounts receivable	4,725	—
Prepaid expenses and other current assets	576	805

Total current assets	73,006	45,515
Property and equipment, net	4,718	5,007
Other assets	28	28
Restricted investment	310	310

Total assets	$78,062	$50,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,631
Accrued liabilities	15,523	15,445
Current portion of debt	6,948	6,348
Current portion of deferred revenue	16,552	—

Total current liabilities	40,219	23,424
Debt, less current portion	12,585	14,229
Deferred revenue, less current portion	20,690	—
Other liabilities	67	60

Total liabilities	73,561	37,713

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	200	200
Additional paid-in capital	190,115	188,797
Deficit accumulated during the development stage	(185,814)	(175,894)
Accumulated other comprehensive income	—	44

Total stockholders’ equity	4,501	13,147

Total liabilities and stockholders’ equity	$78,062	$50,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2009
	2009	2008
Collaboration revenue	$7,484	$—	$7,484
Operating expenses:
Research and development	14,075	11,815	145,773
Sales, general and administrative	2,808	3,140	36,870

Total operating expenses	16,883	14,955	182,643

Loss from operations	(9,399)	(14,955)	(175,159)
Interest income	85	853	6,334
Interest expense	(602)	(310)	(4,235)
Other income (expense), net	(4)	112	(737)

Net loss	(9,920)	(14,300)	(173,797)

Cumulative stock dividend attributed to preferred stockholders	—	—	(13,925)

Net loss attributed to common stockholders	$(9,920)	$(14,300)	$(187,722)

Net loss per share attributed to common stockholders — basic and diluted	$(0.48)	$(0.71)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted	20,583,774	20,209,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(9,920)	$(14,300)	$(173,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	375	230	3,555
Accretion of investment discounts, net	(1)	(343)	(1,595)
Amortization of debt issuance costs	—	23	210
Accretion of debt payment premium	110	—	410
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Share-based compensation	1,269	837	7,623
Loss on disposal and other non-cash items	16	—	400
Changes in operating assets and liabilities:
Accounts receivable	(4,725)	—	(4,725)
Prepaid expenses and other current assets	229	221	(801)
Other assets	—	—	65
Accounts payable	(435)	(356)	1,167
Accrued liabilities	78	746	15,492
Deferred revenue	37,242	—	37,242
Other liabilities	7	—	67

Net cash provided by (used in) operating activities	24,245	(12,942)	(114,015)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(102)	(590)	(8,227)
Purchase of short-term investments	—	(28,986)	(169,497)
Sales and maturities of short-term investments	12,740	26,477	171,411
Purchase of restricted investment	—	—	(310)

Net cash provided by (used in) investing activities	12,638	(3,099)	(7,035)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Proceeds from sales of shares through equity plans	49	34	836
Repayment of debt	(1,154)	(762)	(11,983)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,168
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(1,105)	(728)	188,755

Net increase (decrease) in cash and cash equivalents	35,778	(16,769)	67,705
Cash and cash equivalents at beginning of period	31,927	49,116	—

Cash and cash equivalents at end of period	$67,705	$32,347	$67,705

Supplemental disclosures of cash flow information
Cash paid for interest	$499	$294	$3,521

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements and accompanying notes do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2008, as amended.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaboration revenue over the research and development period pursuant to the agreement. Such period generally represents the research and development period set forth in the agreement between our third party collaborator and us. The research and development period is estimated at the inception of the arrangement and is periodically reevaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and reevaluate the period when significant changes occur.

Cost reimbursements are based upon negotiated rates for our full time employee equivalents, or FTE, and actual out-of-pocket costs. They are recognized as collaboration revenue as the related research and development services are performed. The cost reimbursements are generally based on qualified expenses as defined in the collaborative agreement. FTE rates are intended to approximate our anticipated cost.

We recognize milestone payments as revenue upon achievement of the milestone provided the milestone payment is nonrefundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

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

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Comprehensive loss

We report comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Components of other comprehensive income (loss), including unrealized gains (losses) on our available-for-sale securities, are included in total comprehensive loss.

	Three Months Ended March 31,
	2009	2008
Net loss	$(9,920)	$(14,300)
Net change in unrealized loss on available-for-sale investments	(44)	(2)

Comprehensive loss	$(9,964)	$(14,302)

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. Our potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase and warrants, have not been included in the computation of diluted net loss per share for all the periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator
Net loss attributed to common stockholders	$(9,920)	$(14,300)

Denominator
Weighted average common shares outstanding	20,583,774	20,235,773
Less: weighted average shares subject to repurchase	—	(26,034)

Denominator for basic and diluted net loss per share	20,583,774	20,209,739

Basic and diluted net loss per share	$(0.48)	$(0.71)

The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	4,028,503	3,148,879
Common stock subject to repurchase	—	21,695
Warrants	73,989	73,989

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. As a result, it is effective for us in the second quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 157-4 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. As a result, they are effective for us in the second quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial statements.

NOTE 3. LICENSE AND SUPPLY AGREEMENTS

Agreement with AstraZeneca

In December 2008, we entered into a license agreement with AstraZeneca AB, or AstraZeneca Agreement, which became effective in February 2009. Pursuant to the terms of the agreement, we licensed to AstraZeneca global rights to develop and commercialize our proprietary nebulized formulation of Unit Dose Budesonide, or UDB, our next generation UDB therapy and certain combination nebulization therapies for the potential treatment of asthma in children.

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

We are also eligible to receive significant and escalating double-digit royalty payments on worldwide sales, as well as reimbursement for all royalties payable to Elan Pharma International Limited, or Elan, under our license agreement with Elan. These payments will begin following the date of the first commercial sale of UDB or any other licensed product. We are also eligible to receive reimbursement for a portion of certain milestone payments payable to Elan. Under the terms of the agreement, both companies agree, under certain circumstances, for a period until three years after the first commercial sale of a licensed product in the United States, not to commercialize or assist any third party in commercializing certain competing products. We also have the right to terminate the agreement in relation to licensed products developed for administration solely using jet nebulizers if AstraZeneca commercializes certain competing products for use in jet nebulizers.

Either party may terminate the AstraZeneca Agreement upon a material, uncured default of the other party. AstraZeneca may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. If AstraZeneca terminates the agreement under certain circumstances, AstraZeneca will be obligated to reimburse our remaining development costs under the development plan. Our failure to meet co-primary endpoints in our initial Phase 3 clinical trial, gives AstraZeneca the right to terminate the agreement, or continue with the collaboration without paying the $35 million milestone. AstraZeneca has 60 days from deemed receipt of the complete data package from our initial Phase 3 clinical trial to decide whether to terminate the agreement. If AstraZeneca proceeds with the collaboration, AstraZeneca will be responsible for reimbursing the remaining development costs we incur under the development plan.

On February 23, 2009, we announced top-line results of our initial Phase 3 clinical trial of UDB for the potential treatment of children with asthma. We announced that the clinical trial did not meet its co-primary endpoints, asthma control as assessed by changes from baseline in nighttime and daytime composite symptom scores, in either of the doses evaluated when compared with placebo.

For the three months ended March 31, 2009, we recognized $7.5 million of collaboration revenue from AstraZeneca including amortization of the nonrefundable upfront payment of $40.0 million and reimbursement of qualified development expenses. The $40.0 million upfront payment is recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0, $0 and $2.6 million related to milestones under the Nektar Agreement for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2009, respectively. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0, $0.8 million and $4.0 million related to milestones for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2009, respectively. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In connection with the execution of the license agreement with AstraZeneca, we amended the Elan agreements, pursuant to which AstraZeneca has certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. The amendments did not impact our unaudited condensed consolidated financial statements.

NOTE 4. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted SFAS, No. 157, Fair Value Measurements, or SFAS 157, as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

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

In determining fair value, we utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in our assessment of fair value.

The following is a summary of our cash, cash equivalents and available-for-sale securities as of March 31, 2009 and December 31, 2008, respectively (in thousands):

	Amortized Cost	As of March 31, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,585	$—	$3,585
Certificates of deposit	310	—	310
Money market funds	64,120	—	64,120

	$68,015	$—	$68,015

Reported as:
Cash and cash equivalents			$67,705
Restricted investment			310

			$68,015

	Amortized Cost	As of December 31, 2008
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,021	$—	$3,021
Certificates of deposit	310	—	310
Money market funds	27,895	—	27,895
Corporate debt securities	2,684	6	2,690
U.S. government and its agencies securities	11,066	38	11,104

	$44,976	$44	$45,020

Reported as:
Cash and cash equivalents			$31,927
Short-term investments			12,783
Restricted investment			310

			$45,020

Our investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include U.S. government and agency securities, corporate debt securities and certificates of deposit.

As of March 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$310	$—	$310
Money Market Funds	64,120	—	—	64,120

Total	$64,120	$310	$—	$64,430

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments is classified as Level 1.

The fair value of the Certificates of Deposit is classified as Level 2 due to the nature of a contractual restriction related to our lease agreements.

The carrying amount reported in the consolidated balance sheet as of March 31, 2009 for our debt is $19.5 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $18.6 million at March 31, 2009.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Clinical trial related	$12,332	$11,329
Payroll and related expenses	1,878	2,791
Professional services and other	1,313	1,325

	$15,523	$15,445

Debt

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bears interest at an annual interest rate of 9.5% and matures in 2009.

In September 2006, we entered into a $10.0 million loan facility agreement for the purpose of financing working capital, or 2006 Working Capital Loan, and borrowed all $10.0 million under the facility agreement during the year ended December 31, 2006. The 2006 Working Capital Loan bears interest at an annual interest rate of 11.9% and matures in 2010. In May 2008, we entered into a new loan agreement, or 2008 Working Capital Loan, for $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of the agreement. The 2008 Working Capital Loan has interest-only payments up to and including January 2009, maturing in October 2011, and includes customary loan covenants. As of March 31, 2009, we were in compliance with the loan covenants. Expenses incurred in connection with the new loan agreement were not material.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property, while Equipment Loan amounts are collateralized by our equipment purchased by such borrowed funds.

Our debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Principal amount	$19,123	$20,277
Plus: premium, based on imputed interest rate of 12%	410	300

	19,533	20,577
Less: current portion of debt	6,948	6,348

Long-term portion	$12,585	$14,229

As of March 31, 2009, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2009 (remaining nine months)	$6,449
2010	8,343
2011	7,952

Total debt payments	$22,744

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California and in August 2006 amended our lease agreement to include additional square footage within the same building. In March 2008, we further amended our lease agreement, or March 2008 Amendment, to extend the term of the agreement until June 2012, and to include additional square footage and options to lease additional square footage. In September 2008, we amended and restated the March 2008 Amendment to the lease agreement, providing for expanded square footage and certain renewal options. The facility lease requires us to pay operating costs, including property taxes, insurance and maintenance in addition to monthly rent. Rent is subject to an annual increase for the duration of the lease, which we recognize on a straight-line basis. The annual lease payments for the space leased under the amended and restated lease agreement were effective as of July 1, 2008.

Rent expense was approximately $0.3 million, $0.2 million and $3.7 million for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2009, respectively.

As of March 31, 2009, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2009 (remaining nine months)	$787
2010	1,293
2011	1,357
2012	700

Total minimum lease payments	$4,137

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a deposit account with the bank of $0.3 million at March 31, 2009 and December 31, 2008, which is shown as a restricted investment on our unaudited condensed consolidated balance sheets.

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

In accordance with our certificate of incorporation and bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving at our request in their respective capacities. There have been no claims to date and we have a director and officer insurance policy that enables us to recover a portion of any amounts paid for future potential claims.

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Activities

For the three months ended March 31, 2009, stock option activity under our plans is as follows:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2008	1,697,112	3,178,837	$5.83
Additional shares reserved	1,000,000
Options granted	(935,000)	935,000	$10.23
Options exercised	—	(56,421)	$0.88
Options cancelled	28,913	(28,913)	$9.23

Balances, at March 31, 2009	1,791,025	4,028,503	$6.90

Stock-Based Compensation for Employees

The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with SFAS No.123(R) for the three months ended March 31, 2009 and 2008, respectively (in thousands).

	Three Months Ended March 31,
	2009	2008
Research and development	$476	$306
Sales, general and administrative	775	437

	$1,251	$743

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.6%-1.8%	2.7%
Expected volatility	62%	63%
Expected term (in years)	5.0	5.5
Expected dividend yield	—	—

We used the following assumptions to estimate the fair value of shares purchased under our employee stock purchase plan for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	0.4%	2.9%
Expected volatility	76%	81%
Expected term (in years)	0.5	0.6
Expected dividend yield	—	—

Risk-Free Interest Rate: The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.

Expected Volatility: The expected stock price volatility for our common stock was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any significant trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar to us in size, stage of life-cycle and financial leverage.

Expected Term: The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that we have had with stock option grants as well as the expected term of industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for the full term of our stock options. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available.

Expected Dividend Yield: The expected dividend yield of 0% is based on our history and expectation of dividend payouts. We have not paid and do not anticipate paying any dividends in the near future, other than a certain cumulative dividend on preferred stock pursuant to the terms of our certificate of incorporation, which was paid in connection with our initial public offering, or IPO.

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of March 31, 2009, there were unrecognized compensation costs of approximately $10.1 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.8 years.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $18,000, $94,000 and $0.8 million for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) through March 31, 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

In December 2008, we entered into a worldwide collaboration with AstraZeneca AB, or AstraZeneca, to develop and commercialize UDB, which became effective on February 2, 2009. We are jointly developing UDB with AstraZeneca in the United States and have the rights to co-promote UDB in the United States.

We announced positive results from Phase 2 clinical studies of UDB and MAP0004 in early 2007. We initiated a Phase 3 clinical program for UDB in January 2008, and in February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in the two doses evaluated when compared to placebo. We and our partner AstraZeneca are conducting further analyses of these data to determine appropriate next steps for the UDB program. For our MAP0004 migraine program we initiated a Phase 3 clinical program in July 2008 pursuant to a special protocol assessment, or SPA, from the U.S. Food and Drug Administration, or FDA. In order to obtain regulatory approval for UDB and MAP0004, we will need to conduct additional Phase 3 and Phase 2 clinical trials. We hold worldwide commercialization rights for MAP0004, and our goal is to market MAP0004 in the United States through our own focused sales force targeting neurologists and headache specialists. We may establish partnerships with pharmaceutical companies to market and sell to primary care physicians and outside of the United States.

Our product portfolio also includes two earlier stage product candidates, both of which highlight the broad applicability of our technologies to a diverse range of potential future products. MAP0005 is our proprietary combination of an inhaled corticosteroid and a long-acting beta-agonist for the potential treatment of asthma and chronic obstructive pulmonary disease and MAP0001 is our proprietary form of insulin for the potential treatment of Type 1 and Type 2 diabetes via pulmonary delivery using our proprietary Tempo® inhaler. While we do not plan to make further significant direct investment in these two product candidates, we plan to evaluate other potential product candidates which may utilize these technologies, as well as partnership opportunities for further development and commercialization of these two product candidates.

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $185.8 million as of March 31, 2009. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. Prior to our IPO, in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital, or the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. We received $40.0 million as a nonrefundable upfront payment from AstraZeneca in February 2009.

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

We are jointly developing UDB in the United States with AstraZeneca, and we are responsible for executing the development plan. AstraZeneca reimburses us for the costs of future UDB development activities beginning on the effective date and has the right to develop follow-on products using different nebulizers and certain products combining nebulized budesonide with other drugs. AstraZeneca has rights to commercialize UDB in the United States and to develop and commercialize UDB outside of the United States.

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

Either party may terminate the agreement upon a material, uncured default of the other party. AstraZeneca may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. If AstraZeneca terminates the agreement under certain circumstances, AstraZeneca will be obligated to reimburse our remaining development costs under the development plan. Our failure to meet co-primary endpoints in our initial Phase 3 clinical trial, gives AstraZeneca the right to terminate the agreement, or continue with the collaboration without paying the $35 million milestone. AstraZeneca has 60 days from deemed receipt of the complete data package from our initial Phase 3 clinical trial to decide whether to terminate the agreement. If AstraZeneca proceeds with the collaboration, AstraZeneca will be responsible for reimbursing the remaining development costs we incur under the development plan.

On February 23, 2009, we announced top-line results of our initial Phase 3 clinical trial of UDB for the potential treatment of children with asthma. We announced that the clinical trial did not meet its co-primary endpoints, asthma control as assessed by changes from baseline in nighttime and daytime composite symptom scores, in either of the doses evaluated when compared with placebo.

Critical Accounting Policies and Significant Judgments and Estimates

With the exception of the Revenue Recognition policy discussed below, there have been no changes in critical accounting policies during the three months ended March 31, 2009, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force, or EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaboration revenue over the research and development period pursuant to the agreement. Such period generally represents the research and development period set forth in the agreement between our third party collaborator and us. Research and development period is estimated at the inception of the arrangement and is periodically reevaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and reevaluate the period when significant changes occur.

Cost reimbursements are based upon negotiated rates for our full time employee equivalents, or FTE, and actual out-of-pocket costs. They are recognized as collaboration revenue as the related research and development services are performed. The cost reimbursements are generally based on qualified expenses as defined in the collaborative agreement. FTE rates are intended to approximate our anticipated cost.

We recognize milestone payments as revenue upon achievement of the milestone provided the milestone payment is nonrefundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

Financial Overview

Collaboration Revenue

We recognize revenues from collaborative research and development activities. Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable upfront payments, cost reimbursements and milestone payments. Total collaboration revenue recognized under the AstraZeneca arrangement was $7.5 million, $0 and $7.5 million for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2009, respectively.

We expect our collaboration revenue to fluctuate in future periods based on the progress of our existing collaboration.

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

Conducting a significant amount of research and development is central to our business model. Through March 31, 2009, we incurred approximately $145.8 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, UDB and MAP0004, and earlier-stage research and development projects. Pursuant to our agreement with AstraZeneca, effective February 2, 2009, AstraZeneca began reimbursing us for the development costs related to the UDB program.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and is allocated based on management estimates.

	Three Months Ended March 31,		Period from July 3, 2003 (Date of Inception) through March 31, 2009
	2009	2008
Our most advanced product candidates:
UDB	46%	49%	45%
MAP0004	49%	43%	47%
Other projects	5%	8%	8%

Total	100%	100%	100%

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two most advanced product candidates. However, we may need to raise substantial additional capital in the future in order to complete the development and potential commercialization of UDB and MAP0004 and other product candidates.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including share-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through March 31, 2009, we incurred approximately $36.9 million in sales, general and administrative expenses since our inception in 2003. We expect these expenses to increase as our business continues to grow.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Collaboration Revenue

The collaboration revenue includes amortization of the nonrefundable upfront payment and reimbursement of qualified development expenses. The collaboration revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Collaboration revenue	$7,484	$—

The increase in collaboration revenue was due to our license agreement with AstraZeneca, which became effective on February 2, 2009.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
Research and development expenses	$14,075	$11,815	$2,260	19%

The increase in research and development expenses was driven primarily by an increase of $1.8 million in clinical expenses to support Phase 3 clinical programs for our two lead product candidates, UDB and MAP0004, and an increase of $0.4 million in personnel related expenses to support these clinical programs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
Sales, general and administrative expenses	$2,808	$3,140	$(332)	(11)%

The decrease in sales, general and administrative expenses was related primarily to a decrease of $0.4 million in professional fees and a decrease of $0.2 million in other miscellaneous fees, partially offset by an increase of $0.3 million in stock-based compensation.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
Interest income	$85	$853	$(768)	(90)%

The decrease in interest income was due primarily to decreased cash, cash equivalents and short-term investment balances at March 31, 2009 as compared to that at March 31, 2008, as well as a decrease in market interest rates. We expect our interest income to fluctuate in the future due to changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
Interest expense	$602	$310	$292	94%

The increase in interest expense was due primarily to higher debt balances related to the 2008 Working Capital Loan. We expect our interest expense to fluctuate in the future with average debt balances.

Other Income (Expense), Net.

Other income (expense), net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
Other income (expense), net	$(4)	$112	$(116)	(104)%

In the first quarter of 2008, we incurred gains of $94,000 from the sale of investments. We did not incur any such transaction in the first quarter of 2009 and, as a result, there was a decrease in other income (expense), net.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of March 31, 2009 we had an accumulated deficit of $185.8 million. We will continue to be in a loss position until sufficient revenue can be generated to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We expect that our research and development and sales, general and administrative expenses may continue to increase and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. Prior to our IPO, in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases. In May 2008, we entered into the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. We received $40.0 million as a nonrefundable upfront payment from AstraZeneca in February 2009.

As of March 31, 2009, we had approximately $67.7 million in cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$24,245	$(12,942)
Investing activities	12,638	(3,099)
Financing activities	(1,105)	(728)

Net cash provided by (used in) operating activities. We received $24.2 million of cash from operating activities for the three months ended March 31, 2009 compared to the usage of cash of $12.9 million for the corresponding period in 2008. The cash provided by operating activities for the three months ended March 31, 2009 was due primarily to a $40.0 million nonrefundable upfront payment we received from AstraZeneca, partially offset by a net loss of $9.9 million for the three months ended March 31, 2009 and by an increase in accounts receivable of $4.7 million from AstraZeneca. The usage of cash of $12.9 million for the three months ended March 31, 2008 was due primarily to a net loss of $14.3 million, partially offset by stock-based compensation of $0.8 million and an increase in accrued liabilities of $0.7 million.

Net cash provided by (used in) investing activities. We received $12.6 million of cash from investing activities for the three months ended March 31, 2009 compared to the usage of cash of $3.1 million for the corresponding period in 2008. The cash provided by investing activities was due primarily to sales and maturities of our short-term investments of $12.7 million. There were no purchases of investments for the three months ended March 31, 2009.

Net cash used in financing activities. We used $1.1 million of cash for financing activities for the three months ended March 31, 2009 compared to $0.7 million for the corresponding period in 2008. The increase was due primarily to higher repayments made on outstanding debt in the three months ended March 31, 2009 compared to the same period in 2008.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0, $0 and $2.6 million related to milestones for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2009, respectively. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold , offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met with respect to our UDB product candidate. We paid $0, $0.8 million and $4.0 million related to milestones for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2009, respectively. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In connection with the execution of the license agreement with AstraZeneca, we amended the Elan agreements, pursuant to which AstraZeneca will have certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. The amendments did not impact our unaudited condensed consolidated financial statements.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the status of our collaboration with AstraZeneca;

•	our ability to achieve milestones under our license agreements including our agreement with AstraZeneca;

•	the outcome, the timing and the cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

We believe that our existing cash, including a $40.0 million nonrefundable upfront cash payment we received in February 2009 in connection with our license agreement with AstraZeneca, cash equivalents, short-term investments and reimbursements from AstraZeneca for certain future costs, will be sufficient to fund our projected operating requirements for at least 12 months. In addition, we may need to raise substantial additional capital in the future in order to complete the development and commercialization of MAP0004 and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. As a result, it is effective for us in the second quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 157-4 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. As a result, they are effective for us in the second quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of March 31, 2009, the period covered by this report.

Changes in Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $25.8 million, $40.1 million and $72.9 million, for the years ended December 31, 2006, 2007 and 2008, respectively. As of March 31, 2009, we had a deficit accumulated during development stage of approximately $185.8 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of any product candidate and have therefore not generated any product revenues. In that regard, we expect our expenses to increase as we continue with our Phase 3 clinical programs for our two most advanced product candidates and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization and we expect to continue to incur costs to support operations as a public company. As a result, we may incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our two most advanced product candidates, UDB for asthma in children, and MAP0004 for migraine;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	our ability to manage our supply chain for the study drug, other clinical materials and potentially approved products;

•	the success of clinical trials of our UDB and MAP0004 product candidates or future product candidates;

•	the FDA’s determination of the special protocol assessment, or SPA, we entered into for MAP0004;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the pediatric asthma market on our ability, and our partner’s ability, to commercialize UDB;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize MAP0004;

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements, including our collaboration with AstraZeneca;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	the level of experience in running a public company of our senior management, many of whom are new to their current roles.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we proceed with our Phase 3 clinical programs and conduct our other clinical trials of our two most advanced product candidates. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that our existing cash, including a $40.0 million nonrefundable upfront cash payment we received in February 2009 in connection with our license agreement with AstraZeneca, cash equivalents, short-term investments and reimbursements from AstraZeneca for certain future costs, will be sufficient to fund our projected operating requirements for at least 12 months. In addition, we may need to raise substantial additional capital in the future in order to complete the development and commercialization of MAP0004 and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

For example, we are jointly developing UDB with AstraZeneca in the United States. AstraZeneca will lead the registration of UDB in the United States and has rights to commercialize UDB in the United States and to develop and commercialize UDB worldwide. We cannot control the process for securing regulatory approvals for UDB or the amount and timing of resources that AstraZeneca may devote to the development or commercialization of UDB, or to its marketing and distribution. In addition, AstraZeneca can continue to commercialize Pulmicort Respules, and could, after a period of three years after the first commercial sale of UDB in the United States, direct its development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of UDB and harm our business.

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

To receive regulatory approval for the commercial sale of UDB, MAP0004 or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results. For instance, in our initial Phase 3 clinical trial for UDB, top-line results indicated that the trial failed to meet the primary endpoints. In such cases, we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing, or we may decide not to pursue further development of a product candidate. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities.

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

Our failure to adequately demonstrate the efficacy and safety of UDB, MAP0004 or any other product candidates would prevent regulatory approval and, ultimately, the commercialization of that product candidate. In our initial Phase 3 clinical trial for UDB, patients were randomized and given 0.25 mg UDB, 0.135 mg UDB or placebo to evaluate changes in Nighttime and Daytime Composite Symptom Scores. Top-line results indicated that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In addition, the Phase 2 clinical trial of UDB compared two doses of UDB at 0.135 mg and 0.25 mg administered twice a day. The study showed that 0.135 mg of UDB produced a statistically significant reduction in Nighttime and

Daytime Composite Symptom Score when compared with placebo, but the 0.25 mg dose was not significantly better than placebo in Nighttime and Daytime Composite Symptom Score. If we are unable to show a statistically significant reduction in Nighttime and Daytime Composite Symptom Score at both doses, we will not be able to obtain regulatory approval for either dose of our UDB product candidate. If we are able to show a statistically significant reduction in Nighttime and Daytime Composite Symptom Scores at the 0.135 mg dose, but not the 0.25 mg dose, we may only obtain approval for our UDB product candidate at the single 0.135 mg dose, thereby potentially limiting our sales opportunities, or may not obtain approval of either dose.

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

We may also face competition from generic entry of conventional nebulized budesonide. For example, in November 2008 the FDA approved an abbreviated new drug application, or ANDA, filed by Teva Pharmaceutical Industries Ltd, or Teva, for conventional nebulized budesonide based on Pulmicort Respules. Under an agreement with AstraZeneca, Teva has obtained a license to AstraZeneca patents relating to Pulmicort Respules and may begin selling its generic version of conventional nebulized budesonide in December 2009. In March 2009, the FDA approved an ANDA filed by Apotex for conventional nebulized budesonide based on Pulmicort Respules. AstraZeneca has filed a lawsuit against Apotex alleging that the generic product infringes patents held by AstraZeneca. Although we believe a generic version of conventional nebulized budesonide could not be substituted for UDB, a generic version of conventional nebulized budesonide may be more quickly adopted by health insurers and patients than UDB. Financial pressure to use generic products and uncertainty of reimbursement for single source alternatives, such as UDB, may encourage the use of a generic product over UDB.

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

Government agencies issue regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. For example, organizations like Global Initiative for Asthma, or GINA, and the National Asthma Education and Prevention Program, or NAEPP, have made recommendations about therapies in the pediatric asthma market. GINA guidelines issued in 2006 and NAEPP guidelines issued in 2007 recommend the use of inhaled corticosteroids as the preferred treatment to reduce inflammation and maintain long-term control of asthma in children aged five years and younger. Changes to this recommendation or other guidelines advocating alternative therapies could result in decreased use of our products, which may adversely affect our results of operations.

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

As of March 31, 2009, we had 98 full-time employees. We will need to continue to expand our managerial, operational, administrative financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Silicon Valley area of California. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together control approximately 74% of our outstanding common stock. If these persons were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1#	Severance Agreement dated March 19, 2009, between Timothy S. Nelson and the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Chief Financial Officer (Principal Financial Officer)