Form 10-Q
period 2009-06-30
MAP Pharmaceuticals, Inc.
filed 2009-08-03
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2009, the registrant had outstanding 20,878,149 shares of Common Stock.

		PAGE
PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2009 and as of December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and the cumulative period from July 3, 2003 (inception) to June 30, 2009	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and the cumulative period from July 3, 2003 (inception) to June 30, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 6.	Exhibits	43

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$54,754	$31,927
Short-term investments	—	12,783
Accounts receivable	5,174	—
Prepaid expenses and other current assets	372	805

Total current assets	60,300	45,515
Property and equipment, net	4,457	5,007
Other assets	28	28
Restricted investment	310	310

Total assets	$65,095	$50,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,864	$1,631
Accrued liabilities	9,845	15,445
Current portion of debt	7,025	6,348
Current portion of deferred revenue	16,552	—

Total current liabilities	36,286	23,424
Debt, less current portion	10,890	14,229
Deferred revenue, less current portion	16,552	—
Other liabilities	74	60

Total liabilities	63,802	37,713

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	203	200
Additional paid-in capital	191,873	188,797
Deficit accumulated during the development stage	(190,783)	(175,894)
Accumulated other comprehensive income	—	44

Total stockholders’ equity	1,293	13,147

Total liabilities and stockholders’ equity	$65,095	$50,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) to June 30, 2009
	2009	2008	2009	2008
Collaboration revenue	$8,645	$—	$16,129	$—	$16,129

Operating expenses:
Research and development	9,628	12,984	23,703	24,799	155,401
Sales, general and administrative	3,437	3,165	6,245	6,305	40,307

Total operating expenses	13,065	16,149	29,948	31,104	195,708

Loss from operations	(4,420)	(16,149)	(13,819)	(31,104)	(179,579)
Interest income	26	588	111	1,441	6,360
Interest expense	(551)	(505)	(1,153)	(815)	(4,786)
Other expense	(24)	(391)	(28)	(279)	(761)

Net loss	(4,969)	(16,457)	(14,889)	(30,757)	(178,766)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net loss attributed to common stockholders	$(4,969)	$(16,457)	$(14,889)	$(30,757)	$(192,691)

Net loss per share attributed to common stockholders — basic and diluted	$(0.24)	$(0.81)	$(0.72)	$(1.52)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted	20,699,343	20,314,390	20,641,878	20,262,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period from July 3, 2003 (Inception) to June 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(14,889)	$(30,757)	$(178,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	751	546	3,931
Accretion of investment discounts, net	(1)	(550)	(1,595)
Amortization of debt issuance costs	—	101	210
Accretion of debt payment premium	212	—	512
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Share-based compensation	2,563	1,994	8,917
Loss on disposal and other non-cash items	79	—	463
Changes in operating assets and liabilities:
Accounts receivable	(5,174)	—	(5,174)
Prepaid expenses and other current assets	433	331	(597)
Other assets	—	61	65
Accounts payable	1,233	(488)	2,835
Accrued liabilities	(5,600)	884	9,814
Deferred revenue	33,104	—	33,104
Other liabilities	14	—	74

Net cash provided by (used in) operating activities	12,725	(27,878)	(125,535)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(280)	(2,001)	(8,405)
Purchase of short-term investments	—	(45,996)	(169,497)
Sales and maturities of short-term investments	12,740	43,177	171,411
Purchase of restricted investment	—	—	(310)

Net cash provided by (used in) investing activities	12,460	(4,820)	(7,213)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	20,000	31,006
Proceeds from sales of shares through equity plans	516	401	1,303
Repayment of debt	(2,874)	(9,727)	(13,703)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,168
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(2,358)	10,674	187,502

Net increase (decrease) in cash and cash equivalents	22,827	(22,024)	54,754
Cash and cash equivalents at beginning of period	31,927	49,116	—

Cash and cash equivalents at end of period	$54,754	$27,092	$54,754

Supplemental disclosures of cash flow information
Cash paid for interest	$937	$645	$3,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY

MAP Pharmaceuticals, Inc., incorporated in the state of Delaware, was originally formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. Our goal is to use proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. We have proprietary product candidates in clinical development that address large market opportunities, including our most advanced product candidate, LEVADEX™, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. Please refer to Note 8 Subsequent Event for more information regarding Unit Dose Budesonide, or UDB, our proprietary nebulized version of budesonide for the potential treatment of asthma in children, and the impact of the termination of our license agreement with AstraZeneca, effective July 8, 2009. We are in the development stage and since inception have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel.

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of our future product candidates. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaboration revenue over the research and development period pursuant to the agreement. Such period generally represents the research and development period set forth in the agreement between our third party collaborator and us. The research and development period is estimated at the inception of the arrangement and is periodically reevaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and reevaluate the period when significant changes occur. If the collaboration agreement is terminated, all the remaining unamortized deferred revenue will be recognized as collaboration revenue on the date of termination.

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

Pre-clinical Study and Clinical Trial Accruals

We estimate our pre-clinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations that conduct and manage pre-clinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. Pre-clinical study and clinical trial expenses include the following:

•	fees paid to contract research organizations, or CROs, in connection with pre-clinical studies;

•	fees paid to CROs and investigative sites in connection with clinical trials; and

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,969)	$(16,457)	$(14,889)	$(30,757)
Net change in unrealized loss on available-for-sale investments	—	(148)	(44)	(150)

Comprehensive loss	$(4,969)	$(16,605)	$(14,933)	$(30,907)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net loss attributed to common stockholders	$(4,969)	$(16,457)	$(14,889)	$(30,757)

Denominator
Weighted average common shares outstanding	20,699,343	20,327,407	20,641,878	20,281,843
Less: weighted average shares subject to repurchase	—	(13,017)	—	(19,525)

Denominator for basic and diluted net loss per share	20,699,343	20,314,390	20,641,878	20,262,318

Basic and diluted net loss per share	$(0.24)	$(0.81)	$(0.72)	$(1.52)

The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2009	2008
Options to purchase common stock	3,911,830	3,130,488
Common stock subject to repurchase	—	8,678
Warrants	73,989	73,989

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement No. 168, or SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for us in the third quarter of fiscal 2009. This will have an impact on our disclosures in the condensed consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No.168.

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the issuance of their financial statements. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 in the second quarter of fiscal 2009. The adoption of SFAS No. 165 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what FASB Statement No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 in the second quarter of fiscal 2009. The adoption of FSP FAS 157-4 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP No. 115-2 and FAS 124-2 in the second quarter of fiscal 2009. The adoption of FSP No. 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

NOTE 3. LICENSE AND SUPPLY AGREEMENTS

Agreement with AstraZeneca

In December 2008, we entered into an agreement with AstraZeneca AB, or AstraZeneca Agreement, which became effective in February 2009. Pursuant to the terms of the agreement, we licensed to AstraZeneca global rights to develop and commercialize our proprietary nebulized formulation of UDB, our next generation UDB therapy and certain combination nebulization therapies for the potential treatment of asthma in children.

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

We recognized collaboration revenue of $8.6 million and $16.1 million, respectively, from AstraZeneca for the three and six months ended June 30, 2009, compared to $0 for the same periods in 2008. The collaboration revenue includes amortization of the nonrefundable upfront payment of $40.0 million and reimbursement of qualified development expenses. The $40.0 million upfront payment has to date been recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. We received $44.1 million in cash for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009.

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement, effective immediately. Please refer to Note 8 Subsequent Event for more information regarding the impact of the termination of the AstraZeneca Agreement on our condensed consolidated financial statements.

Agreement with Nektar

In June 2004, we entered into an agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and six months ended June 30, 2009 and 2008. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

In April 2004, we entered into an agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0 for both the three and six months ended June 30, 2009, compared to $0.8 million and $0.8 million, respectively, for the same periods in 2008. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In connection with the execution of the AstraZeneca Agreement, we amended the Elan agreements, pursuant to which AstraZeneca was granted certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. The amendments to the Elan agreements did not impact our unaudited condensed consolidated financial statements.

Please refer to Note 8 Subsequent Event for more information regarding the impact of the termination of the AstraZeneca Agreement on our condensed consolidated financial statements.

NOTE 4. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted SFAS, No. 157, Fair Value Measurements, or SFAS No. 157, as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS No. 13, Accounting for Leases. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

The following is a summary of our cash, cash equivalents, short-term investments and restricted investment as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	Amortized Cost	As of June 30, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,112	$—	$2,112
Certificates of deposit	310	—	310
Money market funds	52,642	—	52,642

	$55,064	$—	$55,064

Reported as:
Cash and cash equivalents			$54,754
Restricted investment			310

			$55,064

	Amortized Cost	As of December 31, 2008
		Unrealized Gain	Estimated Fair Value
Cash	$3,021	$—	$3,021
Certificates of deposit	310	—	310
Money market funds	27,895	—	27,895
Corporate debt securities	2,684	6	2,690
U.S. government and its agencies securities	11,066	38	11,104

	$44,976	$44	$45,020

Reported as:
Cash and cash equivalents			$31,927
Short-term investments			12,783
Restricted investment			310

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

As of June 30, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$310	$—	$310
Money Market Funds	52,642	—	—	52,642

Total	$52,642	$310	$—	$52,952

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

The carrying amount for our debt reported in the consolidated balance sheet as of June 30, 2009 is $17.9 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $17.1 million at June 30, 2009.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Clinical trial related	$6,307	$11,329
Payroll and related expenses	2,120	2,791
Professional services and other	1,418	1,325

	$9,845	$15,445

Debt

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bears interest at an annual interest rate of 9.5% and matures in September 2009.

In September 2006, we entered into a $10.0 million loan facility agreement for the purpose of financing working capital, or 2006 Working Capital Loan, and borrowed all $10.0 million under the facility agreement during the year ended December 31, 2006. The 2006 Working Capital Loan bears interest at an annual interest rate of 11.9% and matures in 2010. In May 2008, we entered into a new loan agreement, or 2008 Working Capital Loan, for $20.0 million in order to repay the 2006 Working Capital Loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of the agreement. The 2008 Working Capital Loan has interest-only payments up to and including January 2009, maturing in October 2011, and includes customary loan covenants. As of June 30, 2009, we were in compliance with the loan covenants. Expenses incurred in connection with the 2008 Working Capital Loan were not material.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property, while Equipment Loan amounts are collateralized by our equipment purchased by such borrowed funds.

Our debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Principal amount	$17,403	$20,277
Plus: premium, based on imputed interest rate of 12%	512	300

	17,915	20,577
Less: current portion of debt	7,025	6,348

Long-term portion	$10,890	$14,229

As of June 30, 2009, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2009 (remaining six months)	$4,267
2010	8,343
2011	7,952

Total debt payments	$20,562

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California and in August 2006, we amended our lease agreement to include additional square footage within the same building. In March 2008, we further amended our lease agreement, which we refer to as the March 2008 Amendment, to extend the term of the agreement until June 2012, and to include additional square footage and options to lease additional square footage. In September 2008, we amended and restated the March 2008 Amendment, providing for expanded square footage and certain renewal options. The facility lease requires us to pay operating costs, including property taxes, insurance and maintenance in addition to monthly rent. Rent is subject to an annual increase for the duration of the lease, which we recognize on a straight-line basis. The annual lease payments for the space leased under the amended and restated lease agreement were effective as of July 1, 2008.

Rent expense was approximately $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2009, compared to $0.2 million and $ 0.4 million, respectively, for the same periods in 2008. Rent expense was approximately $4.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009.

As of June 30, 2009, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2009 (remaining six months)	$525
2010	1,293
2011	1,357
2012	700

Total minimum lease payments	$3,875

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a deposit account with the bank of $0.3 million at June 30, 2009 and December 31, 2008, which is shown as a restricted investment on our unaudited condensed consolidated balance sheets.

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

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Activities

For the six months ended June 30, 2009, stock option activity under our plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2008	1,697,112	3,178,837	$5.83
Additional shares reserved	1,000,000
Options granted	(1,019,000)	1,019,000	$9.81
Options exercised	—	(224,622)	$1.01
Options cancelled	61,385	(61,385)	$8.92

Balances, at June 30, 2009	1,739,497	3,911,830	$7.09

Stock-Based Compensation for Employees

The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with SFAS No.123(R) for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$516	$371	$992	$677
Sales, general and administrative	735	625	1,510	1,062

	$1,251	$996	$2,502	$1,739

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.7% - 2.5%	3.2% - 3.6%	1.6% - 2.5%	2.7% - 3.6%
Expected volatility	64%	63%	62% - 64%	63%
Expected term (in years)	5	5.5	5	5.5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under our employee stock purchase plan for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	0.3%	1.9% - 2.9%	0.3%	1.9% - 2.9%
Expected volatility	95% - 99%	81% - 83%	95% - 99%	81% - 83%
Expected term (in years)	0.5	0.5 - 0.6	0.5	0.5 - 0.6
Expected dividend yield	0%	0%	0%	0%

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

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of June 30, 2009, there were unrecognized compensation costs of approximately $8.8 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.5 years.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $43,000 and $61,000, respectively, for the three and six months ended June 30, 2009, compared to $160,000 and $254,000, respectively, for the same periods in 2008. We recorded stock-based compensation expense for non-employees of $0.8 million for the cumulative period from July 3, 2003 (date of inception) through June 30, 2009.

NOTE 8. SUBSEQUENT EVENT

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. We have evaluated subsequent events through August 3, 2009, the date when we issued our condensed consolidated financial statements for the quarter ended June 30, 2009, and determined the following subsequent event to be disclosed.

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement, effective immediately. AstraZeneca elected to terminate the AstraZeneca Agreement pursuant to Section 19.3.1(b) of the AstraZeneca Agreement, which provides that AstraZeneca could terminate the AstraZeneca Agreement in the event that the primary endpoints of the initial Phase 3 clinical trial of UDB were not met. Effective on the date of termination, all rights licensed to AstraZeneca in the agreement reverted back to us. We also announced our plan to suspend development of our UDB product candidate. We were jointly developing UDB in the United States with AstraZeneca, and were responsible for executing the development plan. The remaining unamortized deferred revenue of $33.1 million of the nonrefundable upfront payment of $40 million received under the AstraZeneca Agreement as of June 30, 2009, will be recognized as collaboration revenue in the third quarter of fiscal 2009 as a result of the termination of this agreement.

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

Overview

Our goal is to use our proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. We have proprietary product candidates in the clinical development stage that address large market opportunities, including our most advanced product candidate, LEVADEX™, formerly known as MAP0004, our proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. LEVADEX is designed to provide faster onset and longer lasting pain relief than triptans, the class of drugs most often prescribed for treating migraine.

For our LEVADEX migraine program, we initiated a Phase 3 clinical program in July 2008 pursuant to a special protocol assessment, or SPA, from the U.S. Food and Drug Administration, or FDA. In May 2009, we announced results of the efficacy portion of our first Phase 3 clinical trial of LEVADEX. We announced that the clinical trial met its four primary endpoints, pain relief and being nausea, phonophobia and photophobia free as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid and sustained pain relief for up to 48 hours after dosing.

Patients taking LEVADEX therapy had statistically significant improvement at two hours compared to patients on placebo for each of the primary endpoints:

•	Pain relief: 58.7 percent of patients who received LEVADEX compared with 34.5 percent for placebo (p<0.0001);

•	Phonophobia free: 52.9 percent of patients who received LEVADEX compared with 33.8 percent for placebo (p<0.0001);

•	Photophobia free: 46.6 percent of patients who received LEVADE compared with 27.2 percent for placebo (p<0.0001); and

•	Nausea free: 67.1 percent of patients who received LEVADEX compared with 58.7 percent for placebo (p=0.02).

A total of 792 patients were included in the primary data analysis as specified in the protocol of the FREEDOM-301 study. The patient population studied had more severe migraine pain than expected, with 46 percent reporting severe pain and 54 percent reporting moderate pain prior to administration of the study drug.

Results from additional pre-defined analyses include:

•	LEVADEX therapy achieved statistically significant onset of pain relief at 30 minutes after dosing (p=0.03);

•	While not statistically significant, 50% more of the patients receiving LEVADEX therapy than the patients receiving placebo reported pain relief at 10 minutes;

•	LEVADEX therapy achieved statistically significant sustained pain relief from two to 24 hours (p<0.0001), as well as two to 48 hours (p<0.0001, when unadjusted for multiplicity);

•	LEVADEX therapy achieved statistically significant pain freedom (pain symptom score = 0) as early as 30 minutes (p=0.002, when unadjusted for multiplicity); and

•	LEVADEX therapy achieved sustained pain freedom from two to 24 hours, as well as two to 48 hours (p<0.0001 for both time points, when unadjusted for multiplicity).

There were no drug-related serious adverse events reported in the trial. LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort (one percent) or chest pain (0 percent), were rare and comparable to placebo. There were no changes in lung function, as measured by spirometry, between the active and placebo groups.

In order to obtain regulatory approval for LEVADEX, we will need to conduct additional Phase 3 and Phase 2 clinical trials. We anticipate initiating our second Phase 3 clinical trial of LEVADEX in the first quarter of 2010. We hold worldwide commercialization rights for LEVADEX and our goal is to market LEVADEX in the United States through our own focused sales force targeting neurologists and headache specialists. We may establish partnerships with pharmaceutical companies to market and sell to primary care physicians and specialists both inside and outside of the United States.

In December 2008 we entered into a worldwide collaboration with AstraZeneca AB, or AstraZeneca Agreement, to develop and commercialize Unit Dose Budesonide, or UDB, our proprietary nebulized version of budesonide for the potential treatment of asthma in children, which became effective on February 2, 2009. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints when compared to placebo. On July 8, 2009, we received a notice of termination of the AstraZeneca Agreement, related to the UDB product candidate, effective immediately. We announced plans to suspend development of UDB. We are considering options for our pediatric asthma program moving forward, by leveraging our experience with budesonide and our expertise in particle technology, including the development of a next generation therapy with budesonide.

In February 2009, under the terms of the AstraZeneca Agreement, AstraZeneca paid us a nonrefundable upfront cash payment of $40.0 million. The $40.0 million upfront payment was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. The remaining unamortized deferred revenue of $33.1 million as of June 30, 2009 will be recognized as collaboration revenue in the third quarter of fiscal 2009, as a result of the termination of this agreement.

Our product portfolio also includes two earlier stage product candidates, both of which, we believe, highlight the broad applicability of our technologies to a diverse range of potential future products. MAP0005 is our proprietary combination of an inhaled corticosteroid and a long-acting beta-agonist for the potential treatment of asthma and chronic obstructive pulmonary disease and MAP0001 is our proprietary form of insulin for the potential treatment of Type 1 and Type 2 diabetes via pulmonary delivery using our proprietary Tempo® inhaler. While we do not plan to make further significant direct investment in these two product candidates, we plan to evaluate other potential product candidates which may utilize these technologies, as well as partnership opportunities for further development and commercialization of these two product candidates.

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $190.8 million as of June 30, 2009. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. Prior to our initial public offering, or IPO, in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital, or the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. We received $40.0 million as a nonrefundable upfront payment from AstraZeneca in February 2009.

We expect to continue to incur net losses for the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates in clinical development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to raise additional capital and expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Estimates

With the exception of the Revenue Recognition policy discussed below, there have been no other significant changes in our critical accounting policies during the six months ended June 30, 2009, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.

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

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force, or EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaboration revenue over the research and development period pursuant to the agreement. Such period generally represents the research and development period set forth in the agreement between our third party collaborator and us. Research and development period is estimated at the inception of the arrangement and is periodically reevaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and reevaluate the period when significant changes occur. If the collaboration agreement is terminated, all the remaining unamortized deferred revenue will be recognized as collaboration revenue on the date of termination.

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

Financial Overview

Collaboration Revenue

We recognize revenues from collaborative research and development activities. Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable upfront payments, cost reimbursements and milestone payments. Total collaboration revenue recognized under the AstraZeneca Agreement was $8.6 million and $16.1 million, respectively, for the three and six months ended June 30, 2009, compared to $0 for the same periods in 2008.

The $40.0 million upfront payment received from AstraZeneca under the AstraZeneca Agreement terminated in July 2009 was being recognized as collaboration revenue on a straight-line basis over the term of research and development period with respect to UDB. The remaining unamortized deferred revenue of $33.1 million as of June 30, 2009 will be recognized as collaboration revenue in the third quarter of fiscal 2009.

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

Conducting a significant amount of research and development is central to our business model. Through June 30, 2009, we incurred approximately $155.4 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects. Pursuant to the AstraZeneca Agreement, effective February 2, 2009, AstraZeneca began reimbursing us for the development costs related to the UDB program.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects for the three and six months ended June 30, 2009 and 2008, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and is allocated based on management estimates.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) through June 30, 2009
	2009	2008	2009	2008
Our most advanced product candidates:
UDB (suspended)	22%	55%	36%	52%	44%
LEVADEX	69%	38%	57%	40%	48%
Other projects	9%	7%	7%	8%	8%

Total	100%	100%	100%	100%	100%

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, LEVADEX. However, we will need substantial additional capital in the future in order to complete the development and potential commercialization of LEVADEX and other product candidates.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including share-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through June 30, 2009, we incurred approximately $40.3 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Collaboration Revenue

The collaboration revenue includes amortization of the nonrefundable upfront payment and reimbursement of qualified development expenses. The collaboration revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration revenue	$8,645	$—	$16,129	$—

The increase in collaboration revenue was due to the AstraZeneca Agreement, which became effective on February 2, 2009. The $40.0 million upfront payment received from AstraZeneca was being recognized as collaboration revenue on a straight-line basis over the term of research and development period with respect to UDB. As a result of the termination of the AstraZeneca Agreement effective July 2009, the remaining unamortized deferred revenue of $33.1 million as of June 30, 2009, will be recognized as collaboration revenue in the third quarter of fiscal 2009.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Research and development expenses	$9,628	$12,984	$(3,356)	(26)%	$23,703	$24,799	$(1,096)	(4)%

For the three months ended June 30, 2009 compared to the same period in 2008, the decrease in research and development expenses was driven primarily by a decrease of $5.1 million in clinical and other project expenses to support the UDB Phase 3 clinical program, partially offset by an increase of $1.2 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program and an increase of $0.8 million in personnel related expenses to support these clinical programs. In July 2009, following AstraZeneca’s decision to terminate the AstraZeneca Agreement, we announced our plan to suspend development of our UDB product candidate.

For the six months ended June 30, 2009 compared to the same period in 2008, the decrease in research and development expenses was driven primarily by a decrease of $4.7 million in clinical and other project expenses to support the UDB Phase 3 clinical program, partially offset by an increase of $2.8 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program, and an increase of $1.2 million in personnel related expenses to support these clinical programs.

For the three and six months ended June 30, 2009, research and development expenses reflected a one-time credit of $0.8 million from one of our vendors, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Sales, general and administrative expenses	$3,437	$3,165	$272	9%	$6,245	$6,305	$(60)	(1)%

For the three months ended June 30, 2009 compared to the same period in 2008, the increase in sales, general and administrative expenses was related primarily to an increase of $0.1 million in personnel related expenses, an increase of $0.1 million in stock-based compensation and an increase of $0.1 million in other miscellaneous fees.

For the six months ended June 30, 2009 compared to the same period in 2008, the decrease in sales, general and administrative expenses was related primarily to a decrease of $0.4 million in professional services and a decrease of $0.1 million in other miscellaneous fees, offset by an increase of $0.5 million in stock-based compensation.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Interest income	$26	$588	$(562)	(96)%	$111	$1,441	$(1,330)	(92)%

For the three and six months ended June 30, 2009 compared to the same periods in 2008, interest income decreased due primarily to a decrease in market interest rates, as well as the decreased cash, cash equivalents and short-term investment balances at June 30, 2009 as compared to those at June 30, 2008.

We expect our interest income to fluctuate in the future due to changes in market interest rates and average investment balances.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Interest expense	$551	$505	$46	9%	$1,153	$815	$338	42%

Interest expense for the three months ended June 30, 2009 compared to the same period in 2008 was relatively unchanged. Interest expense increased for the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to higher debt balances related to the 2008 Working Capital Loan.

We expect our interest expense to fluctuate in the future with average debt balances.

Other Expense

Other expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Other expense	$24	$391	$(367)	(94)%	$28	$279	$(251)	(90)%

In the second quarter of 2008, we incurred a debt issuance cost of $394,000 upon the retirement of the 2006 Working Capital Loan and commencement of the 2008 Working Capital Loan. We did not incur such expenses in the second quarter of 2009 and, as a result, there was a decrease in other expense for the three and six months ended June 30, 2009 compared to the same periods in 2008.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of June 30, 2009 we had an accumulated deficit of $190.8 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. Prior to our IPO, in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases. In May 2008, we entered into the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. We received $40.0 million as a nonrefundable upfront payment from AstraZeneca in February 2009 and $4.1 million in cash for reimbursement of qualified development expenses during 2009. On July 8, 2009, we received notice from AstraZeneca of the termination of the license agreement, effective immediately.

As of June 30, 2009, we had approximately $54.8 million in cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$12,725	$(27,878)
Investing activities	12,460	(4,820)
Financing activities	(2,358)	10,674

Net cash provided by (used in) operating activities. We received $12.7 million of cash from operating activities for the six months ended June 30, 2009 compared to the usage of cash of $27.9 million for the same period in 2008. The cash provided by operating activities for the six months ended June 30, 2009 was due primarily to a $40.0 million nonrefundable upfront payment we received from AstraZeneca, partially offset by a net loss of $14.9 million for the six months ended June 30, 2009 and by an increase in accounts receivable of $5.2 million from AstraZeneca. The usage of cash of $27.9 million for the six months ended June 30, 2008 was due primarily to a net loss of $30.8 million, partially offset by stock-based compensation of $2.0 million and an increase in accrued liabilities of $0.8 million.

Net cash provided by (used in) investing activities. We received $12.5 million of cash from investing activities for the six months ended June 30, 2009 compared to the usage of cash of $4.8 million for the same period in 2008. Net cash provided by investing activities for the six months ended June 30, 2009 was due primarily to sales and maturities of our short-term investments of $12.7 million. Net cash used in investing activities for the six months ended June 30, 2008 was primarily related to investment activity, with more purchases than sales and maturities of investments.

Net cash provided by (used in) financing activities. We used $2.4 million of cash in financing activities for the six months ended June 30, 2009 compared to receiving cash of $10.7 million for the same period in 2008. The cash usage for the six months ended June 30, 2009 was due primarily to higher repayments made on outstanding debt. The cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to the issuance of $20.0 million in debt in May 2008, offset by the repayment of $8.3 million for the 2006 Working Capital Loan.

Agreement with AstraZeneca

In December 2008, we entered into the AstraZeneca Agreement, which became effective in February 2009. Pursuant to the terms of the agreement, we licensed to AstraZeneca global rights to develop and commercialize our proprietary nebulized formulation of UDB, our next generation UDB therapy and certain combination nebulization therapies for the potential treatment of asthma in children.

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

We recognized collaboration revenue of $8.6 million and $16.1 million, respectively, from AstraZeneca for the three and six months ended June 30, 2009, compared to $0 for the same periods in 2008. The collaboration revenue includes amortization of the nonrefundable upfront payment of $40.0 million and reimbursement of qualified development expenses. The $40.0 million upfront payment has to date been recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. We received $44.1 million in cash for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009.

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement, effective immediately.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and six months ended June 30, 2009 and 2008. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0 for both the three and six months ended June 30, 2009, compared to $0.8 million and $0.8 million, respectively, for the same periods in 2008. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2009. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In connection with the execution of the AstraZeneca Agreement, we amended the Elan agreements, pursuant to which AstraZeneca was granted certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. The amendments to the Elan agreements did not impact our unaudited condensed consolidated financial statements.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, the timing and the cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB , or FASB, issued Statement No. 168, or SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for us in the third quarter of fiscal 2009. This will have an impact on our disclosures in the condensed consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No.168.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the issuance of their financial statements. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 in the second quarter of fiscal 2009. The adoption of SFAS No. 165 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what FASB Statement No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 in the second quarter of fiscal 2009. The adoption of FSP FAS 157-4 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP No. 115-2 and FAS 124-2 in the second quarter of fiscal 2009. The adoption of FSP No. 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of June 30, 2009, the period covered by this report.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $25.8 million, $40.1 million and $72.9 million, for the years ended December 31, 2006, 2007 and 2008, respectively. As of June 30, 2009, we had a deficit accumulated during development stage of approximately $190.8 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of, or commercialized, any product candidate and have therefore not generated any product revenues. In that regard, we expect our expenses to increase as we continue with our Phase 3 clinical program for LEVADEX, our most advanced product candidate and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, debt financings and collaboration payments. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. On July 8, 2009, we received a notice of termination, effective immediately, of our license agreement with AstraZeneca related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future UDB development activities conducted for the U.S. registration, subject to the terms and conditions of the license agreement. Following the termination of the license agreement, we suspended development of UDB. If we are unable to develop and commercialize our other product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our most advanced product candidate, LEVADEX for migraine;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	our ability to manage our supply chain for the study drug, other clinical materials and potentially approved products;

•	the success of clinical trials of our LEVADEX product candidate or future product candidates;

•	the FDA’s determination of the special protocol assessment, or SPA, we entered into for LEVADEX;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to receive regulatory approval or commercialize our product candidates;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize LEVADEX

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase 3 clinical program and conduct our other clinical trials of LEVADEX, our most advanced product candidate. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;.

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

Risks Relating to the Development, Regulatory Approval and

Commercialization of Our Product Candidates

We are largely dependent on the success of one product candidate, and we cannot be certain that this product candidate will receive regulatory approval.

We have invested a significant portion of our efforts and financial resources in the development of UDB and LEVADEX. We recently announced that we are suspending development of UDB, after our partner AstraZeneca terminated our license agreement. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. Our contract with AstraZeneca provided a right of termination in the event that the trial failed to meet its co-primary endpoints and in July 2009, AstraZeneca notified us of the termination of the collaboration, effective immediately. We are now largely dependent on the success of one product candidate, LEVADEX, for which we are conducting a Phase 3 clinical development program. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and regulatory approval of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the clinical trial process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A subset of subjects from this trial are continuing in a long-term safety extension of the study and we are continuing to recruit and enroll subjects in the safety extension. We also expect to conduct a second, confirmatory Phase 3 clinical trial as well as additional Phase 2 trials, including a pharmacokinetic trial in approximately 24 adult smokers comparing them to non-smokers and a pharmacodynamic trial in approximately 24 healthy adults compared to placebo, studying echocardiographic effects, of LEVADEX before submitting an application to the FDA for regulatory approval. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective in our planned clinical trials, and we may therefore fail to commercialize any product candidates. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

With the suspension of development for our UDB product candidate, LEVADEX is our only current product candidate in late stage development. Our drug discovery efforts may not produce any other proprietary product candidates. We cannot be certain that we will be able to acquire or in-license other product candidates or, develop a next generation budesonide therapy for the treatment of asthma in children, should we pursue these activities. Our failure to develop product candidates will limit our ability to generate additional revenue.

We currently have no approved drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or an NDA, from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing.

We may enter into collaborations with third parties to develop and commercialize our product candidates, including LEVADEX. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We may enter into collaborations with third parties to develop and commercialize our product candidates, including LEVADEX. Our dependence on future partners for development and commercialization of our product candidates will subject us to a number of risks, including:

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

•	business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to complete its obligations under any arrangement;

•	a partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	the collaborations with our partners may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

Delays in the commencement, enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for LEVADEX will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The commencement, enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

If we are required to conduct additional clinical trials or other testing of our LEVADEX product candidate beyond those that we currently contemplate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate. We currently are conducting a Phase 3 clinical program for LEVADEX and will need to conduct additional Phase 3 and Phase 2 clinical trials in order to obtain regulatory approval for this product candidate. We may not be able to obtain approval for indications that are as broad as intended or we may obtain approval for indications different than those indications for which we seek approval. Furthermore we may not be able to obtain approval for any of our other product candidates.

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

Because the results of prior clinical trials are not necessarily predictive of future results, LEVADEX or any other product candidate advanced into clinical trials may not have favorable results in subsequent clinical trials or receive regulatory approval.

Success in pre-clinical studies and clinical trials does not ensure that subsequent clinical trials will generate adequate data to demonstrate the efficacy and safety of the investigational drug. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical trials, even after seeing promising results in prior clinical trials.

In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all four of its co-primary endpoints when LEVADEX was compared to placebo. A subset of subjects from this trial is continuing in a long-term safety extension of the study and we are continuing to recruit and enroll subjects for this safety extension. In order to obtain regulatory approval for LEVADEX, we will need to conduct additional Phase 3 and Phase 2 clinical trials. The data collected from our clinical trials may not be adequate to support regulatory approval of LEVADEX or any of our other product candidates. Even if we obtain regulatory approval of a product candidate, the FDA may require continuing evaluation and study of our product through clinical trials as a condition of any approval. Despite the results reported in prior clinical trials for our product candidates, we do not know whether subsequent Phase 3 or other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For example, in February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In July 2009, AstraZeneca terminated our collaboration. We have suspended development of our UDB product candidate.

If clinical trials of our LEVADEX product candidate or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere or show undesirable side effects, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of LEVADEX or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results. In such cases, we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing, or we may decide not to pursue further development of a product candidate, such as the case of our UDB product candidate, where top-line results of our initial Phase 3 clinical trial indicated that the trial failed to meet the primary endpoints. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in inability to obtain regulatory approval by the FDA and other regulatory authorities.

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

Our failure to adequately demonstrate the efficacy and safety of LEVADEX or any other product candidates would prevent regulatory approval and, ultimately, the commercialization of that product candidate.

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

While we have negotiated an SPA with the FDA for our first Phase 3 clinical trial of LEVADEX for the potential treatment of migraine, the SPA does not guarantee any particular outcome from regulatory review of the study or the product candidate.

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the SPA agreement is not a guarantee of an approval of a product or any permissible claims about the product. In particular, the SPA is not binding on the FDA if public health concerns unrecognized at the time of the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise or if the sponsor company fails to comply with the agreed upon trial protocols. In January 2008, we announced that we reached agreement with the FDA on a SPA for the first Phase 3 clinical trial of our LEVADEX product candidate for the potential treatment of migraine. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A subset of subjects from this trial is continuing in a long-term safety extension of the study and we are continuing to recruit and enroll subjects for this safety extension of the study. We cannot assure you that the safety extension of the Phase 3 clinical trial will be successful. In addition, we do not know how the FDA will interpret the commitments under the SPA agreement, how it will interpret the data and results or whether it will approve our LEVADEX product candidate for the treatment of migraine. As a result, we cannot guarantee any particular outcome from regulatory review of the first LEVADEX Phase 3 trial.

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

The commercial success of our product candidates for which we or our partners obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products among physicians, the medical community, patients, and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	a product’s FDA-approved labeling as well as limitations or warnings contained in the labeling;

•	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval;

•	limitations inherent in the approved indication for any of our product candidates compared to more commonly understood or addressed medical conditions;

•	lower demonstrated efficacy and a less favorable safety or tolerability profile compared to other products;

•	device-related difficulties associated with our Tempo inhaler;

•	prevalence and severity of adverse effects;

•	ineffective marketing and distribution efforts;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	lack of cost-effectiveness;

•	timing of market introduction and perceived effectiveness of competitive products;

•	availability of alternative therapies, including generics, at similar or lower costs;

•	patients’ potential preferences to take oral medications over inhaled medications; and

•	potential product liability claims.

Our and our partners’ ability to effectively promote and sell our product candidates in the marketplace will also depend on pricing and cost effectiveness, including our and our partners’ ability to manufacture a product at a competitive price. We will also need to demonstrate acceptable evidence of safety and efficacy and may need to demonstrate relative convenience and ease of administration. Inhaled versions of certain previously approved drugs have suffered commercial failure, including recently inhaled insulin. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our and our partners’ efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. If our approved drugs fail to achieve market acceptance, we will not be able to generate significant revenue, if any.

We have never marketed a drug before, and if we are unable to establish an effective and focused sales force and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We plan to market or co-promote our products where appropriate and build our own focused sales force in the United States. We currently do not have significant internal sales, distribution and marketing capabilities. For example, in order to commercialize LEVADEX, we intend to develop a focused sales force and marketing capabilities in the United States directed at high prescribers including specialists such as neurologists and headache specialists. The development of a focused sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. Many of these costs will be incurred in advance of notice to us that any of our product candidates has been approved. In addition, we may not be able to hire a focused sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target, including neurology. If we are unable to establish our focused sales force and marketing capability for our most advanced product candidate, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

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

The migraine market is extremely competitive which may negatively impact our ability to commercialize LEVADEX.

If approved for the treatment of acute migraine, we anticipate that LEVADEX would compete against other marketed migraine therapeutics and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for treatment of migraine are in the triptan class. The largest selling triptan is Imitrex from

GlaxoSmithKline, with 2007 sales of approximately $1.2 billion in the United States and $1.6 billion worldwide, according to data published by IMS Health. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. Alternative formulations of dihydroergotamine, or DHE include Migranal, which is nasally delivered, and which may become generically available prior to commercial introduction, if at all, of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat migraine and compete with LEVADEX.

In addition, we may face competition from generic sumatriptan, the active ingredient in Imitrex. The FDA has approved generic versions of sumatriptan. Although we believe generic sumatriptan could not be substituted for LEVADEX, a generic version of sumatriptan may be more quickly adopted by health insurers and patients than LEVADEX. Financial pressure to use generic products and uncertainty of reimbursement for single source alternatives, such as LEVADEX, may encourage the use of a generic product over LEVADEX.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets, pursuant to currently proposed healthcare reforms or otherwise. Third-party coverage and reimbursement for our products may not be available or adequate in either the United States or international markets, limiting our ability to sell our products on a profitable basis.

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

If our most advanced product candidate, LEVADEX, or any other product candidate, receives marketing approval and we or others later identify undesirable side effects caused by such products:

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. In addition, the FDA could condition any approval of LEVADEX on our implementation of a post-approval risk management plan. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for LEVADEX or any other product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications. The FDA historically has required that labeling for products containing DHE include a contraindication for use in women who are, or who may become, pregnant. Although we believe that this contraindication is not applicable to our formulation of DHE, the FDA may disagree and require the LEVADEX labeling to carry this contraindication.

Our product candidates will also be subject to ongoing FDA requirements for the current Good Manufacturing Practices (cGMP) labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, or fail to be made in compliance with applicable regulatory requirements such as current Good Manufacturing Practices, or cGMPs, a regulatory agency may:

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

We or our potential partners will need to obtain FDA approval of the proposed product names for our product candidates and any failure or delay associated with such approval may adversely impact our business.

Any name we or our potential partners intend to use for our product candidates will require approval from the FDA regardless of whether we or our partners have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to our product names, we may be required to adopt an alternative name for our product candidates. If we or our partners adopt an alternative name, we or our partners would lose the benefit of our existing trademark applications and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We or our partners may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	reliance on the third parties for regulatory compliance, quality assurance and hazardous materials handling;

•	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and

•	the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities.

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

If we are unable to establish marketing, sales and distribution collaborations with third parties, we may not be able to commercialize LEVADEX successfully.

We plan to establish marketing, sales and distribution collaborations with third parties where appropriate. For example, if we choose to expand the marketing and sales of LEVADEX to primary care physicians beyond high prescribers, including specialists such as neurologists and headache specialists, we may establish partnerships with other companies to maximize the potential of the commercialization opportunity. Outside the United States, we may establish commercial partnerships for LEVADEX in order to effectively reach target markets in order to maximize its commercial opportunities. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize LEVADEX in our target commercial areas. If we are unable to establish adequate marketing, sales and distribution collaborations to target primary care physicians, specialists and other large groups of prescribing physicians within and outside the United States, then we may not be able to achieve the full commercial opportunity for LEVADEX.

We may not be successful in maintaining or establishing development collaborations, which could adversely affect our ability to develop certain of our product candidates.

On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca related to our UDB product candidate. Our agreement with AstraZeneca provided that AstraZeneca could terminate the agreement in the event that the primary endpoints of our initial Phase 3 clinical trial of UDB were not met. Following the termination of the license agreement, we suspended development of UDB. In addition, our earlier stage product portfolio includes MAP0005 and MAP0001. We have no current intention to further develop either of these earlier stage product candidates independently. Developing pharmaceutical products, conducting clinical trials, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we may establish partnerships for further development and commercialization of these two product candidates. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements, if any. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may not be successful. If we seek partners to help develop MAP0005 and MAP0001, but are unable to reach agreements with suitable partners, we may fail to commercialize the affected product or program.

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

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license from a third-party. Further, if any of our patents are deemed invalid and unforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compositions or formulations that are similar to our product candidates but that are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

We are a party to a number of license agreements, including with Elan Pharma International Limited and with Nektar Therapeutics UK Limited, pursuant to which we license key intellectual property, including intellectual property relating to our most advanced product candidate. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the license, in which event we might not be able to develop or market any product that is covered by the licensed patents. If we lose such license rights that are important to our product candidate, our business may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

Risks Related to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of June 30, 2009, we had 95 full-time employees. We may need to continue to expand our managerial, operational, administrative financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our Phase 3 clinical program for LEVADEX and other additional trials effectively, which we anticipate will be conducted with numerous vendors at numerous clinical sites; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together control approximately 71% of our outstanding common stock. If these persons were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

Our share price may be volatile which may cause the value of our common stock to decline and subject us to securities class action litigation.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	status and/or results of our clinical trials;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our products or our competitors’ products;

•	actions and decisions by our collaborators or partners;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products, new products or generics that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

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

As a public company, we will continue to incur significant legal, accounting and other expenses to comply with the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the NASDAQ Global Market. In addition, any changes in such regulations will result in increased costs to us as we respond to these requirements. For example, we must use certain required internal controls and disclosure controls and procedures, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, we will continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

Our annual meeting of stockholders was held on May 21, 2009 for the purpose of: (1) electing four directors for a three-year term and until the election and qualification of their successors; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2009 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both proposals. The final vote on the proposals was recorded as follows:

Proposal 1:

Director	Votes For	Abstentions
Thomas A. Armer, Ph.D.	16,617,770	2,940,665
Steven A. Elms	16,641,958	2,916,477
Bernard J. Kelley	16,437,748	3,120,687
Scott R. Ward	16,641,973	2,916,462

Proposal 2:

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2009 fiscal year was ratified by the following vote:

“For”	“Against”	“Abstain”
19,551,354	4,011	3,070

Our directors that hold office following our annual meeting are Steven A. Elms (Chairman of the Board), Thomas A. Armer, Ph.D., John G. Freund, M.D., Carl S. Goldfischer, M.D., Gerri A. Henwood, Bernard J. Kelley, Matthew V. McPherron, Timothy S. Nelson, Scott R. Ward and H. Ward Wolff.

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

Date: August 3, 2009

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Chief Financial Officer (Principal Financial Officer)