Form 10-Q
period 2009-09-30
MAP Pharmaceuticals, Inc.
filed 2009-11-06
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 2, 2009, the registrant had outstanding 24,494,925 shares of Common Stock.

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 and as of December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and the cumulative period from July 3, 2003 (inception) to September 30, 2009	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and the cumulative period from July 3, 2003 (inception) to September 30, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	44

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$76,223	$31,927
Short-term investments	—	12,783
Accounts receivable	2,704	—
Prepaid expenses and other current assets	355	805

Total current assets	79,282	45,515
Property and equipment, net	3,969	5,007
Other assets	38	28
Restricted investment	310	310

Total assets	$83,599	$50,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,192	$1,631
Accrued liabilities	10,569	15,445
Current portion of debt	7,105	6,348

Total current liabilities	20,866	23,424
Debt, less current portion	9,141	14,229
Other liabilities	82	60

Total liabilities	30,089	37,713

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	239	200
Additional paid-in capital	224,795	188,797
Deficit accumulated during the development stage	(171,524)	(175,894)
Accumulated other comprehensive income	—	44

Total stockholders’ equity	53,510	13,147

Total liabilities and stockholders’ equity	$83,599	$50,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) to September 30, 2009
	2009	2008	2009	2008
Collaboration revenue	$35,273	$—	$51,402	$—	$51,402

Operating expenses:
Research and development	11,912	16,815	35,615	41,614	167,313
Sales, general and administrative	3,597	3,380	9,842	9,685	43,904

Total operating expenses	15,509	20,195	45,457	51,299	211,217

Income (loss) from operations	19,764	(20,195)	5,945	(51,299)	(159,815)
Interest income	7	453	118	1,894	6,367
Interest expense	(519)	(621)	(1,672)	(1,437)	(5,305)
Other income (expense), net	7	—	(21)	(278)	(754)

Net income (loss)	19,259	(20,363)	4,370	(51,120)	(159,507)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income (loss) attributed to common stockholders	$19,259	$(20,363)	$4,370	$(51,120)	$(173,432)

Net income (loss) per share attributed to common stockholders
Basic	$0.84	$(1.00)	$0.20	$(2.52)

Diluted	$0.80	$(1.00)	$0.19	$(2.52)

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	22,860,897	20,398,682	21,389,679	20,308,206

Diluted	24,054,236	20,398,682	22,505,625	20,308,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Period from July 3, 2003 (Inception) to September 30, 2009
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,370	$(51,120)	$(159,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,111	906	4,291
Accretion of investment discounts, net	(1)	(663)	(1,595)
Amortization of debt issuance costs	—	103	210
Accretion of debt payment premium	306	187	606
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Share-based compensation	3,806	3,108	10,160
Loss on disposal and other non-cash items	675	9	1,059
Changes in operating assets and liabilities:
Accounts receivable	(2,704)	—	(2,704)
Prepaid expenses and other current assets	450	554	(580)
Other assets	(10)	67	55
Accounts payable	1,561	53	3,163
Accrued liabilities	(4,876)	5,395	10,538
Other liabilities	22	41	82

Net cash provided by (used in) operating activities	4,710	(41,360)	(133,550)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(748)	(1,661)	(8,873)
Purchase of short-term investments	—	(48,648)	(169,497)
Sales and maturities of short-term investments	12,740	70,277	171,411
Maturity (purchase) of restricted investment	—	11	(310)

Net cash provided by (used in) investing activities	11,992	19,979	(7,681)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	20,000	31,006
Proceeds from sales of shares through equity plans	624	430	1,411
Repayment of debt	(4,637)	(9,886)	(15,466)
Proceeds from issuance of common stock, net of issuance costs	31,607	—	93,775
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by financing activities	27,594	10,544	217,454

Net increase (decrease) in cash and cash equivalents	44,296	(10,837)	76,223
Cash and cash equivalents at beginning of period	31,927	49,116	—

Cash and cash equivalents at end of period	$76,223	$38,279	$76,223

Supplemental disclosures of cash flow information
Cash paid for interest	$1,361	$1,152	$4,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY

Business

MAP Pharmaceuticals, Inc., incorporated in the state of Delaware, was originally formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. Our goal is to use proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. We have proprietary product candidates in development that address large market opportunities, including our most advanced product candidate, LEVADEX™, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. We are in the development stage and since inception have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel.

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

Follow-on Public Offering

In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at a per share price of $9.70. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions.

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

We have evaluated subsequent events through the time of filing this Form 10-Q on November 6, 2009, which is the date that the financial statements have been filed with the Securities and Exchange Commission, or SEC. All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC 605, Revenue Recognition, which requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated in accordance with ASC 605-25 Revenue Recognition – Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

Effective January 1, 2006, we adopted ASC 718 Compensation – Stock Compensation, or ASC 718, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

We account for equity instruments issued to non-employees in accordance with ASC 505-50 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash, cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Comprehensive Income (loss)

We report comprehensive income (loss) in accordance with ASC 220 Reporting Comprehensive Income. Components of other comprehensive income (loss), including unrealized gains (losses) on our available-for-sale securities, are included in total comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$19,259	$(20,363)	$4,370	$(51,120)
Net change in unrealized loss on available-for-sale investments	—	(16)	(44)	(166)

Comprehensive income (loss)	$19,259	$(20,379)	$4,326	$(51,286)

Net Income (loss) per Share

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with ASC 260 Earnings per Share, for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, warrants and shares issuable under our employee stock purchase plan using the treasury stock method.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributed to common stockholders	$19,259	$(20,363)	$4,370	$(51,120)
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	22,860,897	20,398,682	21,389,679	20,308,206

Basic income (loss) per common share	$0.84	$(1.00)	$0.20	$(2.52)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	22,860,897	20,398,682	21,389,679	20,308,206
Add: Weighted average stock options	1,122,715	—	1,074,667	—
Add: Weighted average warrants	19,451	—	1,176	—
Add: Weighted average shares issuable under employee stock purchase plan	51,172	—	40,103	—

Weighted average common shares used in computing diluted net income (loss) per common share	24,054,236	20,398,682	22,505,625	20,308,206

Diluted income (loss) per common share	$0.80	$(1.00)	$0.19	$(2.52)

The following is a summary of the excluded potentially dilutive securities for the three and nine months ended September 30, 2009 and 2008, respectively, because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	2,046,438	3,204,792	2,369,092	3,204,792
Warrants	—	73,989	—	73,989

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We currently are evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, or Update 2009-05. Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. Update 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. As a result, it is effective for us in the year ending December 31, 2009. We do not believe that the adoption of Update 2009-05 will have a material impact on our financial statements.

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

In February 2009, under the terms of this agreement, AstraZeneca paid us a nonrefundable upfront cash payment of $40.0 million. On February 23, 2009, we announced top-line results of our initial Phase 3 clinical trial of UDB for the potential treatment of children with asthma. We announced that the clinical trial did not meet its co-primary endpoints, asthma control as assessed by changes from baseline in nighttime and daytime composite symptom scores, in either of the doses evaluated when compared with placebo.

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement, effective immediately. AstraZeneca elected to terminate the AstraZeneca Agreement pursuant to Section 19.3.1(b) of the AstraZeneca Agreement, which provides that AstraZeneca could terminate the AstraZeneca Agreement in the event that the primary endpoints of the initial Phase 3 clinical trial of UDB were not met. Effective on the date of termination, all rights licensed to AstraZeneca in the agreement reverted back to us. We also announced our plan to suspend development of our UDB product candidate. We were jointly developing UDB with AstraZeneca, and were responsible for executing the development plan.

We recognized collaboration revenue of $35.3 million and $51.4 million, respectively, from AstraZeneca for the three and nine months ended September 30, 2009, compared to $0 for the same periods in 2008. The collaboration revenue includes amortization of the nonrefundable upfront payment of $40.0 million and reimbursement of qualified development expenses. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009. We received $48.7 million in cash for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and nine months ended September 30, 2009 and 2008. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0 for both the three and nine months ended September 30, 2009, compared to $0.8 million and $0.8 million, respectively, for the same periods in 2008. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In connection with the execution of the AstraZeneca Agreement, we amended the Elan agreements, pursuant to which AstraZeneca was granted certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. The amendments to the Elan agreements did not impact our unaudited condensed consolidated financial statements. Effective on the date of termination from AstraZeneca, all rights licensed to AstraZeneca in the agreement reverted back to us.

NOTE 4. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted ASC 820 Fair Value Measurements, as it relates to financial assets and financial liabilities. In February 2008, the FASB delayed the effective date of ASC 820 Fair Value Measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

ASC 820 Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840 Accounting for Leases, which establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 Fair Value Measurements are described below:

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of our cash, cash equivalents, short-term investments and restricted investment as of September 30, 2009 and December 31, 2008, respectively (in thousands):

	Amortized Cost	As of September 30, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$5,070	$—	$5,070
Certificates of deposit	310	—	310
Money market funds	71,153	—	71,153

	$76,533	$—	$76,533

Reported as:
Cash and cash equivalents			$76,223
Restricted investment			310

			$76,533

	Amortized Cost	As of December 31, 2008
		Unrealized Gain	Estimated Fair Value
Cash	$3,021	$—	$3,021
Certificates of deposit	310	—	310
Money market funds	27,895	—	27,895
Corporate debt securities	2,684	6	2,690
U.S. government and its agencies securities	11,066	38	11,104

	$44,976	$44	$45,020

Reported as:
Cash and cash equivalents			$31,927
Short-term investments			12,783
Restricted investment			310

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

As of September 30, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	71,153	—	—	71,153

Total	$71,153	$310	$—	$71,463

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the Certificates of Deposit is classified as Level 2 due to the nature of a contractual restriction related to our lease agreements.

The carrying amount for our debt reported in the consolidated balance sheet as of September 30, 2009 is $16.2 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $15.7 million at September 30, 2009.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Clinical trial related	$5,923	$11,329
Payroll and related expenses	2,886	2,791
Professional services and other	1,759	1,325

	$10,569	$15,445

Debt

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bore interest at an annual interest rate of 9.5% and matured in September 2009. The Equipment Loan was fully paid off at September 30, 2009.

In September 2006, we entered into a $10.0 million loan facility agreement for the purpose of financing working capital, or 2006 Working Capital Loan, and borrowed all $10.0 million under the facility agreement during the year ended December 31, 2006. The 2006 Working Capital Loan bears interest at an annual interest rate of 11.9% and matured in 2010. In May 2008, we entered into a new loan agreement, or 2008 Working Capital Loan, for $20.0 million, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. The 2008 Working Capital Loan bore interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of the agreement. The 2008 Working Capital Loan has interest-only payments up to and including January 2009, maturing in October 2011, and includes customary loan covenants. As of September 30, 2009, we were in compliance with the loan covenants.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property, while Equipment Loan amounts are collateralized by our equipment purchased by such borrowed funds.

Our debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Principal amount	$15,640	$20,277
Plus: premium, based on imputed interest rate of 12%	606	300

	16,246	20,577
Less: current portion of debt	7,105	6,348

Long-term portion	$9,141	$14,229

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2009 (remaining three months)	$2,086
2010	8,343
2011	7,952

Total debt payments	$18,381

Suspended UDB program

During the third quarter of 2009, we suspended the development of our UDB product candidate. As a result, we recorded wind-down costs and writedown of fixed assets charges of approximately $2.8 million, which are included in research and development expenses for the third quarter of 2009.

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

Rent expense was approximately $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2009, compared to $0.3 million and $0.7 million, respectively, for the same periods in 2008. Rent expense was approximately $4.3 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009.

As of September 30, 2009, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2009 (remaining three months)	$262
2010	1,293
2011	1,357
2012	700

Total minimum lease payments	$3,612

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a deposit account with the bank of $0.3 million at September 30, 2009 and December 31, 2008, which is shown as a restricted investment on our unaudited condensed consolidated balance sheets.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Activities

For the nine months ended September 30, 2009, stock option activity under our plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2008	1,697,112	3,178,837	$5.83
Additional shares reserved	1,000,000
Options granted	(1,048,500)	1,048,500	$9.80
Options exercised	—	(310,881)	$1.10
Options cancelled	153,351	(153,351)	$9.12

Balances, at September 30, 2009	1,801,963	3,763,105	$7.19

Stock-Based Compensation for Employees

The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with ASC 718 Compensation – Stock Compensation for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$537	$336	$1,529	$1,013
Sales, general and administrative	697	520	2,207	1,582

	$1,234	$856	$3,736	$2,595

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.3% - 2.5%	3.0% - 3.6%	1.6% - 2.5%	2.7% - 3.6%
Expected volatility	64%	63%	62% - 64%	63%
Expected term (in years)	5	5.5	5	5.5
Expected dividend yield	0%	0%	0%	0%

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We used the following assumptions to estimate the fair value of shares purchased under our employee stock purchase plan for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	0.3%	1.9%	0.3%	1.9% - 2.9%
Expected volatility	95%	83%	95% - 99%	81% - 83%
Expected term (in years)	0.5	0.5	0.5	0.5 - 0.6
Expected dividend yield	0%	0%	0%	0%

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

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of September 30, 2009, there were unrecognized compensation costs of approximately $7.0 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.3 years.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $8,000 and $70,000, respectively, for the three and nine months ended September 30, 2009, compared to $259,000 and $513,000, respectively, for the same periods in 2008. We recorded stock-based compensation expense for non-employees of $0.9 million for the cumulative period from July 3, 2003 (date of inception) through September 30, 2009.

NOTE 8. SUBSEQUENT EVENT

On October 13, 2009, we received confirmation that AstraZeneca was in agreement with the final reimbursement of costs associated with the termination of the AstraZeneca Agreement and suspension of our UDB program. As a result, we expect to receive and record $2.8 million as collaboration revenue in the fourth quarter of 2009.

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

Overview

Our goal is to use our proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. We have proprietary product candidates in development that address large market opportunities, including our most advanced product candidate, LEVADEX™, formerly known as MAP0004, our proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. LEVADEX is designed to provide faster onset and longer lasting pain relief than triptans, the class of drugs most often prescribed for treating migraine.

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

There were no drug-related serious adverse events reported in the trial. LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort (one percent) or chest pain (0 percent), were rare and comparable to placebo. There were no decreases in lung function, as measured by spirometry, between the active and placebo groups. These data were presented in a late-breaking session of the 14th Congress of the International Headache Society.

Post-hoc analysis of data from this Phase 3 trial shows the potential of LEVADEX to be effective in treating acute migraine as well as a broad spectrum of migraine, including migraine subpopulations that are often resistant to current therapies such as triptans, migraine with moderate and severe pain, migraine with nausea and vomiting and migraine with and without aura.

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

In February 2009, under the terms of the AstraZeneca Agreement, AstraZeneca paid us a nonrefundable upfront cash payment of $40.0 million. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009.Our product portfolio also includes two earlier stage product candidates, both of which, we believe, highlight the broad applicability of our technologies to a diverse range of potential future products. MAP0005 is our proprietary combination of an inhaled corticosteroid and a long-acting beta-agonist for the potential treatment of asthma and chronic obstructive pulmonary disease and MAP0001 is our proprietary form of insulin for the potential treatment of Type 1 and Type 2 diabetes via pulmonary delivery using our proprietary Tempo® inhaler. While we do not plan to make further significant direct investment in these two product candidates, we plan to evaluate other potential product candidates which may utilize these technologies, as well as partnership opportunities for further development and commercialization of these two product candidates.

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $171.5 million as of September 30, 2009. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. Prior to our initial public offering, or IPO, in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital, or the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases. In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. We received $40.0 million as a nonrefundable upfront payment from AstraZeneca in February 2009 and $8.7 million in cash for reimbursement of qualified development expenses during 2009. In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at an issue price of $9.70 per share. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions.

Although we have net income for the three and nine months ended September 30, 2009, we expect to have a net loss for the year ending December 31, 2009. We expect to continue to incur net losses for the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates in development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to raise additional capital and expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Estimates

With the exception of the Revenue Recognition policy discussed below, there have been no other significant changes in our critical accounting policies during the nine months ended September 30, 2009, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC 605, Revenue Recognition, which requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated in accordance with ASC 605-25 Revenue Recognition – Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Financial Overview

Collaboration Revenue

We recognize revenues from collaborative research and development activities. Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable upfront payments, cost reimbursements and milestone payments. Total collaboration revenue recognized under the AstraZeneca Agreement was $35.3 million and $51.4 million, respectively, for the three and nine months ended September 30, 2009, compared to $0 for the same periods in 2008.

The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009.

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

Conducting a significant amount of research and development is central to our business model. Through September 30, 2009, we incurred approximately $167.3 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects. Pursuant to the AstraZeneca Agreement, effective February 2, 2009 and terminated on July 8, 2009, AstraZeneca reimbursed our development costs related to the UDB program.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects for the three and nine months ended September 30, 2009 and 2008, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and is allocated based on management estimates.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) through September 30, 2009
	2009	2008	2009	2008
Our most advanced product candidates:
LEVADEX	59%	46%	58%	42%	49%
UDB (suspended)	25%	47%	32%	50%	43%
Other projects	16%	7%	10%	8%	8%

Total	100%	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including share-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through September 30, 2009, we incurred approximately $43.9 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Collaboration Revenue

Collaboration revenue includes amortization of the nonrefundable upfront payment and reimbursement of qualified development expenses. The collaboration revenue as compared to the prior year is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenue	$35,273	$—	$51,402	$—

For the three and nine months ended September 30, 2009 compared to the same periods in 2008, the increase in collaboration revenue was due to the AstraZeneca Agreement, which became effective on February 2, 2009 and was terminated effective on July 8, 2009. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009.

On October 13, 2009, we received confirmation that AstraZeneca was in agreement with the final reimbursement of costs associated with the termination of the AstraZeneca Agreement and suspension of our UDB program. As a result, we expect to receive and record $2.8 million as collaboration revenue in the fourth quarter of 2009.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Research and development expenses	$11,912	$16,815	$(4,903)	(29)%	$35,615	$41,614	$(5,999)	(14)%

For the three months ended September 30, 2009 compared to the same period in 2008, the decrease in research and development expenses was driven primarily by a decrease of $3.9 million in clinical and other related expenses to support the UDB Phase 3 clinical program, a decrease of $1.2 million in clinical and other related expenses to support the LEVADEX Phase 3 clinical program and a decrease of $0.2 million in expenses related to other projects.

During the third quarter of 2009, we suspended the development of our UDB product candidate. As a result, we recorded wind-down costs and writedown of fixed assets charges of approximately $2.8 million.

For the nine months ended September 30, 2009 compared to the same period in 2008, the decrease in research and development expenses was driven primarily by a decrease of $8.7 million in clinical and other related expenses to support the UDB Phase 3 clinical program, partially offset by an increase of $1.6 million in clinical and other related expenses to support the LEVADEX Phase 3 clinical program and by an increase of $1.3 million in personnel related expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Sales, general and administrative expenses	$3,597	$3,380	$217	6%	$9,842	$9,685	$157	2%

For the three months ended September 30, 2009 compared to the same period in 2008, the increase in sales, general and administrative expenses was related primarily to an increase of $0.2 million in stock-based compensation and an increase of $0.1 million in professional services, partially offset by a decrease of $0.2 million in other miscellaneous fees.

For the nine months ended September 30, 2009 compared to the same period in 2008, the increase in sales, general and administrative expenses was related primarily to an increase of $0.6 million in stock-based compensation, partially offset by a decrease of $0.3 million in other miscellaneous fees and by a decrease of $0.3 million in professional services.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Interest income	$7	$453	$(446)	(99)%	$118	$1,894	$(1,776)	(94)%

For the three and nine months ended September 30, 2009 compared to the same periods in 2008, interest income decreased due primarily to a decrease in market interest rates.

We expect our interest income to fluctuate in the future due to changes in market interest rates and average investment balances.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Interest expense	$519	$621	$(102)	(16)%	$1,672	$1,437	$235	16%

Interest expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 were relatively unchanged.

We expect our interest expense to fluctuate in the future with average debt balances.

Other Income (expense), net

Other income (expense), net and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
Other income (expense), net	$7	$—	$7	—	$(21)	$(278)	$(257)	(92)%

For the three months ended September 30, 2009 compared to the same period in 2008, other income was relatively unchanged.

For the nine months ended September 30, 2009 compared to the same period in 2008, other expense decreased due primarily to the fact that in the second quarter of 2008, we incurred a debt issuance cost of $394,000 upon the retirement of the 2006 Working Capital Loan and commencement of the 2008 Working Capital Loan. We did not incur such expenses in the second quarter of 2009.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of September 30, 2009 we had an accumulated deficit of $171.5 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. Prior to our IPO, in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock. With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions. In 2006, we entered into the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases. In May 2008, we entered into the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. We received $40.0 million as a nonrefundable upfront payment from AstraZeneca in February 2009 and $8.7 million in cash for reimbursement of qualified development expenses during 2009. On July 8, 2009, we received notice from AstraZeneca of the termination of the license agreement, effective immediately. In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at an issue price of $9.70 per share. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions.

As of September 30, 2009, we had approximately $76.2 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are primarily held in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$4,710	$(41,360)
Investing activities	11,992	19,979
Financing activities	27,594	10,544

Net cash provided by (used in) operating activities. We received $4.7 million of cash from operating activities for the nine months ended September 30, 2009 compared to the usage of cash of $41.4 million for the same period in 2008. The cash provided by operating activities for the nine months ended September 30, 2009 was due primarily to net income of $4.4 million resulting from a $40.0 million nonrefundable upfront payment received from AstraZeneca, partially offset by a decrease in accrued liabilities of $4.9 million and by an increase in accounts receivable of $2.7 million from AstraZeneca. The usage of cash of $41.4 million for the nine months ended September 30, 2008 was due primarily to a net loss of $51.1 million, partially offset by an increase in accrued liabilities of $5.4 million.

Net cash provided by (used in) investing activities. We received $12.0 million of cash from investing activities for the nine months ended September 30, 2009 compared to receiving cash of $20.0 million for the same period in 2008. Net cash provided by investing activities for the nine months ended September 30, 2009 was due primarily to sales and maturities of our short-term investments of $12.7 million. Net cash provided by investing activities for the nine months ended September 30, 2008 was primarily related to investment activity, with more sales and maturities than purchases of investments.

Net cash provided by financing activities. We received $27.6 million of cash from financing activities for the nine months ended September 30, 2009 compared to receiving cash of $10.5 million for the same period in 2008. Net cash provided by financing activities for the nine months ended September 30, 2009 was due primarily to net proceeds of $31.6 million from our follow-on offering, partially offset by the repayment of $4.6 million for the 2008 Working Capital Loan. The cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to the issuance of $20.0 million in debt in May 2008, partially offset by the repayment of $8.3 million for the 2006 Working Capital Loan.

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

In February 2009, under the terms of this agreement, AstraZeneca paid us a nonrefundable upfront cash payment of $40.0 million. On February 23, 2009, we announced top-line results of our initial Phase 3 clinical trial of UDB for the potential treatment of children with asthma. We announced that the clinical trial did not meet its co-primary endpoints, asthma control as assessed by changes from baseline in nighttime and daytime composite symptom scores, in either of the doses evaluated when compared with placebo.

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement, effective immediately. AstraZeneca elected to terminate the AstraZeneca Agreement pursuant to Section 19.3.1(b) of the AstraZeneca Agreement, which provides that AstraZeneca could terminate the AstraZeneca Agreement in the event that the primary endpoints of the initial Phase 3 clinical trial of UDB were not met. Effective on the date of termination, all rights licensed to AstraZeneca in the agreement reverted back to us. We also announced our plan to suspend development of our UDB product candidate. We were jointly developing UDB with AstraZeneca, and were responsible for executing the development plan.

We recognized collaboration revenue of $35.3 million and $51.4 million, respectively, from AstraZeneca for the three and nine months ended September 30, 2009, compared to $0 for the same periods in 2008. The collaboration revenue includes amortization of the nonrefundable upfront payment of $40.0 million and reimbursement of qualified development expenses. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009. We received $48.7 million in cash for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and nine months ended September 30, 2009 and 2008. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0 for both the three and nine months ended September 30, 2009, compared to $0.8 million and $0.8 million, respectively, for the same periods in 2008. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2009. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In connection with the execution of the AstraZeneca Agreement, we amended the Elan agreements, pursuant to which AstraZeneca was granted certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. The amendments to the Elan agreements did not impact our unaudited condensed consolidated financial statements. Effective on the date of termination from AstraZeneca, all rights licensed to AstraZeneca in the agreement reverted back to us.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We currently are evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, or Update 2009-05. Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. Update 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. As a result, it is effective for us in the year ending December 31, 2009. We do not believe that the adoption of Update 2009-05 will have a material impact on our financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of September 30, 2009, the period covered by this report.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $25.8 million, $40.1 million and $72.9 million, for the years ended December 31, 2006, 2007 and 2008, respectively. As of September 30, 2009, we had a deficit accumulated during development stage of approximately $171.5 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of, or commercialized, any product candidate and have therefore not generated any product revenues. In that regard, we expect our expenses to increase as we continue with our Phase 3 clinical program for LEVADEX, our most advanced product candidate and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our most advanced product candidate, LEVADEX for migraine;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	our ability to manage our supply chain for the study drug, other clinical materials and potentially approved products;

•	the success of clinical trials of our LEVADEX product candidate or future product candidates;

•	the FDA’s determination of the special protocol assessment, or SPA, we entered into for LEVADEX;

•	any delays in regulatory review and approval of product candidates in development;

•	our ability to receive regulatory approval or commercialize our product candidates;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize LEVADEX

•	guidelines and recommendations of therapies published by various organizations;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;
•	the ability to receive regulatory approval or commercialize our products;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase 3 clinical program and conduct our other clinical trials of LEVADEX, our most advanced product candidate. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We have invested a significant portion of our efforts and financial resources in the development of UDB and LEVADEX. In July 2009 we announced that we were suspending development of UDB, after our partner AstraZeneca terminated our license agreement. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. Our contract with AstraZeneca provided a right of termination in the event that the trial failed to meet its co-primary endpoints and in July 2009, AstraZeneca notified us of the termination of the collaboration, effective immediately. We are now largely dependent on the success of one product candidate, LEVADEX, for which we are conducting a Phase 3 clinical development program. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and regulatory approval of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the clinical trial process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A subset of subjects from this trial are continuing in a long-term safety extension of the study and we are continuing to recruit and enroll subjects in the safety extension. We also expect to conduct a second, confirmatory Phase 3 clinical trial as well as additional Phase 2 trials, including a pharmacokinetic trial in approximately 24 adult smokers comparing them to non-smokers and a pharmacodynamic trial in approximately 24 healthy adults compared to placebo, studying echocardiographic effects, of LEVADEX before submitting an application to the FDA for regulatory approval. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective in our planned clinical trials, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

With the suspension of development for our UDB product candidate, LEVADEX is our only current product candidate in late stage development. Our drug development efforts may not produce any other proprietary product candidates. We cannot be certain that we will be able to acquire or in-license other product candidates or develop a next generation budesonide therapy for the treatment of asthma in children, should we pursue these activities. Our failure to develop product candidates will limit our ability to generate additional revenue.

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

•	business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to meet its obligations under any arrangement;

•	a partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	the collaborations with our partners may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

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

•

lack of adequate funding to continue the clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

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

To receive regulatory approval for the commercial sale of LEVADEX or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results. In such cases, we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing, or we may decide not to pursue further development of a product candidate, such as the case of our UDB product candidate, where top-line results of our initial Phase 3 clinical trial indicated that the trial failed to meet the primary endpoints. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in our inability to obtain regulatory approval by the FDA and other regulatory authorities.

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

If approved for the treatment of acute migraine, we anticipate that LEVADEX would compete against other marketed migraine therapeutics and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for treatment of migraine are in the triptan class. The largest selling triptan is Imitrex from GlaxoSmithKline, with 2007 sales of approximately $1.2 billion in the United States and $1.6 billion worldwide, according to data published by IMS Health. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to commercial introduction, if at all, of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat migraine and compete with LEVADEX.

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

If our most advanced product candidate, LEVADEX, or any other product candidate, receives marketing approval and we or others later identify undesirable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product and require us to take our approved drug off the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may have limitations on how we promote our drugs;

•	sales of products may decrease significantly;
•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of our product candidates, which includes drug substance and drug packaging, including the components of the Tempo inhaler, the device used to administer certain of our drug candidates, including LEVADEX. We have limited personnel with experience in drug manufacturing and we lack the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our pre-clinical and clinical product candidates to third parties. In addition, we do not currently have all necessary agreements with third-party manufacturers for the long-term commercial supply of our product candidates. We may be unable to enter agreements for commercial supply with all third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements or, for those agreements that we have already entered into, the various manufacturers of each product candidate will likely be single source suppliers to us for a significant period of time. We may not be able to establish additional sources of supply for our products prior to commercialization. Such suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to our product candidates, and are subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements.

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

As of September 30, 2009, we had 86 full-time employees. We may need to expand our managerial, operational, administrative financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together control approximately 60% of our outstanding common stock. If these persons were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Date: November 6, 2009

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Chief Financial Officer (Principal Financial Officer)