Form 10-K
period 2009-12-31
MAP Pharmaceuticals, Inc.
filed 2010-03-05
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $113,032,495 as of June 30, 2009, the last day of the registrant’s second fiscal quarter during its fiscal year ended December 31, 2009, based upon the closing sale price on The NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2010, the registrant had outstanding 26,302,226 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

PART I

ITEM 1.	BUSINESS

Overview

Our goal is to use our proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. We have proprietary product candidates in development that address large market opportunities. Our current focus is to advance our Phase 3 product candidate, LEVADEX™ orally inhaled migraine therapy, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential treatment of migraine.

LEVADEX

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

Migraine is a major public health problem that affects up to approximately 12% of the population in the United States and approximately 15% in Europe. According to the National Headache Foundation, approximately 30 million people in the United States suffer from migraine. In 2008, according to market data, approximately 29 million prescriptions were written for the treatment of migraine in the United States. Approximately 12 million of those prescriptions were written for acute migraine specific drugs. The majority of acute migraine specific drug prescriptions written were in the triptan class. In 2009, the triptan market in the United States totaled approximately $2.1 billion in revenues.

We have designed LEVADEX to provide faster onset and longer-lasting migraine relief than triptans, the class of drugs most often prescribed for treating migraine. LEVADEX is an easy to use, at-home therapy in development that patients self-administer using our proprietary hand-held Tempo® inhaler. DHE currently is available as an intravenous, or IV, therapy which has been used in clinical settings for over 50 years for the safe and effective treatment of migraine, particularly forms of migraine that are severe or do not respond to triptans or other therapies. DHE also is available in an intranasal formulation. We believe LEVADEX has the potential to be suitable as a first-line therapy for some migraine patients.

In May 2009, we announced results of the efficacy portion of our first Phase 3 clinical trial of LEVADEX, or FREEDOM-301, which is being conducted pursuant to a special protocol assessment, or SPA, from the U.S. Food and Drug Administration, or FDA. We announced that the clinical trial met its four primary endpoints, pain relief and being nausea, phonophobia and photophobia free as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid and sustained pain relief for up to 48 hours after dosing.

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

A total of 792 patients were included in the primary data analysis as specified in the protocol of the FREEDOM-301 study. The patient population studied had more severe migraine pain than anticipated, with 46 percent reporting severe pain and 54 percent reporting moderate pain prior to administration of the study drug.

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

LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort (one percent) or chest pain (0 percent), were rare and comparable to placebo. There were no mean decreases in lung function, as measured by spirometry, between the active and placebo groups. There were no drug-related serious adverse events reported in the trial. These data were presented in September 2009 in a late-breaking session of the 14th Congress of the International Headache Society.

In September 2009, we announced that post-hoc analysis of data from this Phase 3 trial shows the potential of LEVADEX to be effective in treating acute migraine as well as a broad spectrum of migraine, including migraine subpopulations that are often resistant to current therapies such as triptans, migraine with moderate and severe pain, migraine with nausea and vomiting and migraine with and without aura.

In October 2009, we announced that we had completed a planned interim safety review of the open-label, long-term safety extension of the FREEDOM 301 clinical trial. At the time of the interim review, more than 400 patients had completed at least six months of treatment and over 7,800 headaches had been treated in the safety extension. No drug-related serious adverse events had been reported.

In January 2010, we announced that the FDA had informed us that a second pivotal efficacy study would not be required for the LEVADEX new drug application, NDA, submission. We had previously anticipated initiating a second pivotal efficacy study in the first quarter of 2010.

The remaining clinical studies for the LEVADEX program include the ongoing 12 month open-label safety extension of the FREEDOM-301 clinical trial, a pharmacokinetics, PK, trial and a pharmacodynamics, PD, trial. We anticipate that patients and subjects in these studies will complete treatment in 2010.

We hold worldwide commercialization rights for LEVADEX and our goal is to market LEVADEX in the United States through our own focused sales force targeting neurologists and headache specialists. We may establish partnerships with pharmaceutical companies to market and sell to primary care physicians and specialists inside and outside of the United States.

Nebulized Budesonide

Unit Dose Budesonide, or UDB, is our proprietary nebulized version of budesonide intended to treat asthma in children from 12 months to eight years of age. UDB is designed to be administered more quickly and to provide efficacy at lower doses than conventional nebulized budesonide. Conventional nebulized budesonide is an inhaled corticosteroid approved by the FDA, for treating asthma in children from 12 months up to eight years of age. Our UDB product candidate has been designed to achieve a particle size smaller than previously possible with budesonide. We believe this smaller particle size may allow for faster delivery and efficacy at a lower dose, which together may offer improved safety, compliance and convenience.

In December 2008 we entered into a worldwide collaboration with AstraZeneca AB to develop and commercialize UDB, which became effective on February 2, 2009. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints when compared to placebo. On July 8, 2009, we received a notice of termination of the collaboration agreement from AstraZeneca. Subsequently, we suspended development of UDB. We are considering options for our pediatric asthma program moving forward, by leveraging our experience with budesonide and our expertise in particle technology, including the development of a next generation therapy with budesonide.

Other Pipeline Products

Our product portfolio also includes the two earlier stage product candidates listed below, both of which highlight the broad applicability of our technologies to a diverse range of potential future products. While we do not plan to make further significant direct investment in these two product candidates, we plan to evaluate other potential product candidates which may utilize these technologies, as well as potential partnership opportunities for further development and commercialization of these two product candidates.

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

A core part of our strategy is to reduce the risk of drug development by focusing on the development of proven drugs with established safety and efficacy profiles. The compounds underlying our product candidates are well characterized and have been previously approved by the FDA for other sponsors and in other dosage forms and formulations. As a result, we may seek FDA marketing approval of our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, which, if available to us, would allow any NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds. This may expedite the development program for our product candidates by potentially decreasing the overall scope of work we must do ourselves.

Our Product Candidates

LEVADEX for the Acute Treatment of Migraine

LEVADEX, or MAP0004, is our proprietary orally inhaled version of DHE in development intended to treat migraine. In a Phase 3 clinical trial, LEVADEX provided pain relief at 10 minutes after dosing for some patients, and provided statistically significant pain relief at 30 minutes and two hours after dosing. In addition, LEVADEX provided sustained pain relief from two to 24 hours and two to 48 hours. LEVADEX was well tolerated and there were no drug-related serious adverse events reported. Symptoms and sensitivities typically associated with triptans were rare and similar to placebo. Additional analyses indicated the potential of LEVADEX to effectively treat any time during the migraine including four to eight hours after onset of migraine. Based on these results, we believe LEVADEX has the potential to be suitable as a first-line therapy for some migraine patients. Migraine is a syndrome characterized by four symptoms: pain, nausea, phonophobia, or abnormal sensitivity to sound, and photophobia, or abnormal sensitivity to light. LEVADEX is an easy to use, non-invasive, at-home therapy in development that patients self-administer using our proprietary hand-held Tempo inhaler. DHE is available as an IV therapy which has been used in clinical settings for over 50 years for the safe and effective treatment of migraine, particularly forms of migraine that are severe or do not respond to triptans or other therapies. We believe DHE’s adoption as a first-line therapy has been limited by its invasive mode of administration and high incidence of nausea. In May 2009, we announced results of the efficacy portion of our first Phase 3 clinical trial of LEVADEX, or FREEDOM-301, which is being conducted pursuant to a SPA, from the FDA. We announced that the clinical trial met its four primary endpoints, pain relief and being nausea, phonophobia and photophobia free as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid and sustained pain relief for up to 48 hours after dosing. In January 2010, we announced that the FDA had informed us that a second pivotal efficacy study would not be required for the LEVADEX NDA submission. We had previously anticipated initiating a second pivotal efficacy study in the first quarter of 2010.

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

Migraine is a major public health problem that affects up to approximately 12% of the population in the United States and approximately 15% in Europe. According to the National Headache Foundation, approximately 30 million people in the United States suffer from migraine. In 2008, according to market data, approximately 29 million prescriptions were written for the treatment of migraine in the United States. Approximately 12 million of those prescriptions were written for acute migraine specific drugs. The majority of acute migraine specific drug prescriptions written were in the triptan class. In 2009, the triptan market in the United States totaled approximately $2.1 billion in revenues. There are two general categories of migraine therapies: acute and preventive. Acute therapies dominate the migraine market and are used during infrequent attacks, typically characterized as one to three attacks per month, and are designed to relieve the pain, nausea, phonophobia and photophobia symptoms of migraine. The goals of acute therapy are to stop the attack quickly and consistently, while preventing recurrence, to maintain the patient’s ability to function, to use the least amount of medication and to limit adverse side effects. Although triptans are the predominant class of drugs used to specifically target migraine, DHE is another class of acute, migraine-specific therapy.

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

Triptans have three major limitations:

•

Slow and variable onset: While triptans have improved the treatment of migraine, the onset of pain relief with these products tend to be relatively slow and variable due to inconsistent systemic absorption via oral and nasal routes of administration.

•

Not broadly efficacious: Approximately 30% to 40% of migraine patients do not fully respond to the first triptan prescribed. Migraine patients who do not respond to any triptan therapy have few satisfactory alternatives.

•	Side effects: Triptans may constrict arteries, which may raise blood pressure.

DHE is an acute therapy and alternative to triptans that has been used for more than 50 years to safely treat migraine. Many headache specialists consider DHE to be the standard of care in treatment of status migrainosus, which is a condition characterized by debilitating migraines that last more than 72 hours. Although DHE overcomes many of the limitations of triptans, historically it also has had its own limitations, including the following:

•

Inconvenient and inconsistent dosing: DHE has been available predominantly for administration nasally and intravenously. Intravenous administration of DHE requires the supervision of a healthcare provider and is typically performed in a headache clinic or hospital setting, which is expensive and requires the patient to travel to one of these locations while suffering with the migraine. Absorption of DHE via the nasal pathway may lead to inconsistent dosing, and generally takes 30 to 60 minutes to provide significant pain relief. Nasal administration of DHE may result in unpleasant taste, and can cause congestion or irritation of the nasal membrane.

•

Side effects: One of the common side effects of conventional DHE administered intravenously is nausea. Patients who receive DHE intravenously are often given an anti-nausea medication at the same time.

Our Potential Solution: LEVADEX

Based on our Phase 3 clinical trial, we believe that LEVADEX may provide patients with the following benefits when compared to existing migraine therapies:

•

Rapid onset: The inhalation of DHE via our Tempo inhaler offered fast onset of pain relief. In our Phase 3 clinical trial, LEVADEX provided significant pain relief at 30 minutes after dosing. In addition, while not statistically significant, 50% more of the patients receiving LEVADEX than the patients receiving placebo reported pain relief at 10 minutes.

•	Long-lasting: In our Phase 3 clinical trial, LEVADEX provided long-lasting pain relief with low incidence of recurrence, and provided sustained pain relief through 48 hours.

•

Efficacy at any time after the start of migraine: Additional analyses indicated the potential of LEVADEX to effectively treat at any time during the migraine including within one hour, and after eight hours from the start of migraine.

•

Broadly efficacious: Based on historical DHE use, LEVADEX may provide a higher response rate and has the potential to treat patients who have not previously responded to other therapies, such as triptans. We also believe that LEVADEX has the potential to treat a broad spectrum of migraine, including migraine subpopulations that are often difficult to treat, such as menstrual migraine, morning migraine, migraine with allodynia, migraine associated with severe pain and migraine with nausea and vomiting.

•

Low incidence of side effects: In our Phase 3 clinical trial, LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort or chest pain, were rare and comparable to placebo.

•

Convenient and consistent delivery: LEVADEX is non-injectable and designed to be easy to use, which may result in increased patient comfort and compliance. The clinical trial was performed in the home, without clinical supervision and with minimal training. In a previous trial, dose-to-dose variability was comparable to solid oral dosage forms.

LEVADEX Clinical Development Program

In May 2009, we announced results of the efficacy portion of our first Phase 3 clinical trial of LEVADEX, or FREEDOM-301, which is being conducted pursuant to an SPA from the FDA. We announced that the clinical trial met its four primary endpoints, pain relief and being nausea, phonophobia and photophobia free as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid and sustained pain relief for up to 48 hours after dosing.

Phase 3 Clinical Trial Results. We evaluated the safety and efficacy of LEVADEX as a potential acute treatment for migraine in a Phase 3 multi-center, randomized, double-blind, placebo-controlled trial followed by a 12-month open-label safety assessment. In this trial, patients were randomized to either 0.5 mg LEVADEX or placebo during the efficacy portion of the trial. This clinical trial is being conducted pursuant to an SPA with the FDA.

In May 2009, we announced results of the efficacy portion of our first Phase 3 clinical trial of LEVADEX, or FREEDOM-301. We announced that the clinical trial met its four primary endpoints, pain relief and being nausea, phonophobia and photophobia free as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid and sustained pain relief for up to 48 hours after dosing.

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

LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort (one percent) or chest pain (0 percent), were rare and comparable to placebo. There were no decreases in lung function, as measured by spirometry, between the active and placebo groups. There were no drug-related serious adverse events reported in the trial. These data were presented in September 2009 in a late-breaking session of the 14th Congress of the International Headache Society.

In September 2009, we announced that post-hoc analysis of data from this Phase 3 trial shows the potential of LEVADEX to be effective in treating acute migraine as well as a broad spectrum of migraine, including migraine subpopulations that are often resistant to current therapies such as triptans, migraine with moderate and severe pain, migraine with nausea and vomiting and migraine with and without aura.

In October 2009, we announced that we had completed a planned interim safety review of the open-label, long-term safety extension of the FREEDOM 301 clinical trial. At that point, more than 400 patients had completed at least six months of treatment and over 7,800 headaches had been treated in the safety extension. No drug-related serious adverse events had been reported. The goal of the ongoing long-term safety extension is to evaluate overall safety, including pulmonary and cardiovascular safety, of LEVADEX in at least 300 patients for six months and in at least 150 patients, including migraine sufferers with asthma, for 12 months as part of a potential NDA. The interim review of the data was conducted after a pre-specified number of patients had completed six months of exposure to LEVADEX and was also reviewed by an independent Data Monitoring Committee, DMC. The DMC is an independent group of clinical trial experts, including physicians, formed to critically review and evaluate patient safety data generated in the FREEDOM 301 trial with the objective of ensuring clinical trial patient safety, quality of the data collected and continued scientific validity of the trial design. On an ongoing basis, the DMC reviews data from the safety extension, including results of both pulmonary lung function evaluations using measures such as DLco and FEV1 and cardiac evaluations using electrocardiograms, echocardiograms and chest X-rays.

In January 2010, we announced that the FDA had informed us that a second pivotal efficacy study would not be required for the LEVADEX NDA submission. We had previously anticipated initiating a second pivotal efficacy study in the first quarter of 2010.

The remaining clinical studies for the LEVADEX program include the ongoing 12 month open-label safety extension of the FREEDOM-301 study, a PK study and a PD study. The PK study will compare the safety, PK and metabolic profiles of LEVADEX with IV DHE in smokers and non-smokers. The PD study will evaluate pulmonary artery pressure in healthy volunteers using echocardiograms. We anticipate that patients and subjects in these studies will complete treatment in 2010.

Phase 2 Clinical Trial Results. In March 2007, we announced positive results from two Phase 2 clinical trials with LEVADEX for the acute treatment for migraine.

The objective of the first Phase 2 clinical trial was to evaluate the efficacy and tolerability of three different doses of LEVADEX in adult migraine patients when self-administered at home. This Phase 2 clinical trial was a randomized, double blind, placebo-controlled trial of three doses of LEVADEX in 86 patients. The clinical trial consisted of two treatment periods. The first treatment period evaluated two doses of LEVADEX, 1.0 mg and 0.5 mg versus placebo and the second treatment period re-randomized responders in the first treatment period to evaluate a lower dose, 0.25 mg versus placebo. In the first treatment period, the 0.5 mg dose of LEVADEX showed pain relief in 32% of the patients at ten minutes (p = 0.019), pain relief in 72% of the patients at two hours, the clinical trial’s primary endpoint (p = 0.019), and sustained pain relief in 43% of the patients at 24 hours (p = 0.066) in a treatment received population. Unlike conventional IV DHE, which is generally administered with an anti-nausea medication, LEVADEX was administered by itself and showed no statistically significant drug related increase in nausea. LEVADEX was also shown in the clinical trial to be well tolerated, with no serious adverse events reported. In the second treatment period, 35 subjects were randomized to treat a second subsequent migraine with a 0.25 mg dose versus placebo. No significant benefit was seen with this lowest dose when compared to placebo.

The objective of the second Phase 2 clinical trial was to evaluate the safety and tolerability of LEVADEX in subjects with asthma and to demonstrate that the blood levels of the drug achieved by the therapy were similar to those seen after inhalation by subjects with healthy lungs. This second Phase 2 clinical trial was a randomized, double blind, placebo-controlled trial in 19 adult asthmatics. Each patient received three doses, one every week in randomized order over a 15-day period, including two 1.0 mg doses of LEVADEX and one dose of placebo. The clinical trial indicated that LEVADEX was well tolerated by subjects with compromised lung function, and that the pharmacokinetics of LEVADEX, or distribution of the drug in the body, was similar to that experienced by adults with healthy lungs as shown in an earlier Phase 1 clinical trial. No serious or significant drug related adverse events were reported. In addition, no clinically significant changes were observed in pulmonary function tests, heart rate, blood pressure, respiratory rate or mean IgE levels, a measure of systemic immune response, or the body’s defenses reacting to a foreign substance.

We believe that, based on our pharmacokinetics and receptor binding research, LEVADEX’s administration via the lung may provide an opportunity to retain the efficacy attributes seen with IV DHE while minimizing the potential side effects often seen during IV DHE administration. Pharmacokinetics data suggest that LEVADEX closely mimics the blood levels and the time to maximum drug concentration seen with effective doses of DHE administered intravenously. However, unlike IV administration of DHE, we do not expect LEVADEX to cause significant treatment related nausea which may be a factor that has limited the usage of IV DHE outside the headache clinic or hospital. In our Phase 1 trial comparing IV DHE to LEVADEX, the blood levels of drug were similar. However, the maximum drug concentration for inhaled DHE administered with our Tempo inhaler was approximately 11 to 13 fold lower than that for IV DHE, which we believe in part accounts for the low incidence of drug-induced nausea observed in our clinical trials to date.

In addition, we have conducted pre-clinical animal studies to evaluate lung toxicity and coronary vascular effects of our proprietary formulation of DHE. In our six month chronic inhalation toxicity assessment of DHE, where animals were exposed to up to 1.08 mg/kg (more than 46 times the maximum potential recommended daily dose of LEVADEX, if approved) of DHE per day for six months, there was no significant respiratory tract toxicity observed. In another pre-clinical study designed to evaluate cardiovascular parameters, we observed no significant differences in coronary vascular effects comparing inhaled DHE to IV DHE.

Because DHE is well characterized and previously approved, we may seek FDA marketing approval of LEVADEX under Section 505(b)(2) of the FFDCA. Section 505(b)(2) of the FFDCA provides an alternate path to FDA approval for modifications to formulations of products previously approved by the FDA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This may expedite the development program for LEVADEX by potentially decreasing the overall scope of work we must do ourselves.

Other Potential Uses and Indications for LEVADEX

We plan to consider development of LEVADEX for use outside the United States as well as for potential additional indications beyond acute migraine.

We believe there is opportunity to develop LEVADEX for potential use outside of the United States. While acute migraine is a major public health problem affecting approximately 12% of the population in the United States, it also affects approximately 15% of the population in Europe. Based on the accumulated nonclinical and clinical data to date, we believe there may be significant commercial opportunities for LEVADEX outside of the United States.

Furthermore, based on key LEVADEX attributes observed to date, including fast onset of action, long duration of effect as well as historical uses for DHE, developing additional indications for LEVADEX may represent significant opportunities. We believe LEVADEX has the potential to treat additional migraine indications such as cluster headache, menstrual migraine, adolescent migraine, chronic migraine, chronic daily headache and status migrainosus.

Nebulized Budesonide for the Treatment of Asthma in Children

Our proprietary nebulized version of budesonide is for the potential treatment of asthma in children from 12 months to eight years of age. We design our nebulized budesonide to be administered more quickly and to provide efficacy at doses lower than those approved for conventional nebulized budesonide, which is the current leading nebulized treatment for asthma in children. Conventional nebulized budesonide is an inhaled corticosteroid, or ICS, approved by the FDA for treating asthma in children from 18 months up to eight years of age. Conventional nebulized budesonide was first introduced as Pulmicort Respules in Europe in 1990 and in the United States in 2000. We design nebulized budesonide to have a particle size smaller than previously possible. This potentially allows a higher percentage of drug to be delivered into the lung in a shorter period of time. We believe this may reduce the amount of drug deposited in the back of the mouth and throat where it may result in local and systemic side effects.

Unit Dose Budesonide (UDB) Clinical Development Program

UDB is our proprietary nebulized version of budesonide for the potential treatment of asthma in children from 12 months to eight years of age. In a Phase 2 clinical trial, UDB was effective in improving asthma symptoms and was well tolerated when compared to placebo. Nebulization time was three to five minutes. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints when compared to placebo. On July 8, 2009, our partner AstraZeneca AB terminated our worldwide collaboration agreement related to the UDB product candidate. Subsequently, we suspended development of UDB. We are considering options for our pediatric asthma program moving forward, by leveraging our experience with budesonide and our expertise in particle technology, including the development of a next generation therapy with budesonide.

Phase 3 Clinical Trial Results. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints, asthma control as assessed by changes from baseline in nighttime and daytime composite symptom scores, in the two doses evaluated, when compared to placebo.

In this randomized, double-blind, placebo-controlled trial, 360 steroid naïve children with asthma, 12-months to eight years of age, were randomized to receive 0.25 mg UDB, 0.135 mg UDB or placebo twice a day over a 12-week period. The co-primary endpoints evaluated asthma control as assessed by changes from baseline as compared to placebo in nighttime composite symptom scores, and daytime composite symptom scores, both comprised of cough, wheeze and shortness of breath. Based on our review of these data, both the placebo and active groups experienced improvements in asthma symptoms, but the differences between placebo and active were not statistically significant. We observed a higher than expected response in the placebo groups, starting as early as one week after randomization and continuing throughout the 12-week treatment period, suggesting that patients had milder asthma symptoms than anticipated, which made it difficult to show statistically significant separation between active and placebo groups. Median nebulization times were less than four minutes for both doses in the study. Review of the data has not identified any serious adverse events attributed to the study drug.

Phase 2 Clinical Trial Results. In February 2007, we announced positive results from a Phase 2 clinical trial of UDB as a potential treatment for asthma in children. The clinical trial included 205 asthmatic children aged one to 18 years old across multiple sites in the United States. The objective of the clinical trial was to evaluate the efficacy, tolerability and pharmacokinetics of UDB. The clinical trial compared two different doses of UDB, 0.135 mg and 0.25 mg, administered twice a day, in a randomized, double-blind, placebo-controlled trial. The co-primary endpoints of the clinical trial were the change from baseline in nighttime composite symptom score, which is a composite of the three symptoms of coughing, wheezing and shortness of breath, and the change from baseline in daytime composite symptom score in the same three symptoms. Secondary endpoints included changes from baseline in morning and evening peak expiratory flow, a measure of lung function. In addition, we evaluated trends in Forced Expiratory Volume in one second, or FEV1 , which indirectly measures airway narrowing.

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

Our Technology

Our aerosol delivery and pharmacological profiling technology combines our knowledge of aerosol science and medicine, and enables us to create inhaled drug products with potentially enhanced pharmacological profiles relative to the parent drugs, thereby improving their efficacy and safety. Starting with the bulk drug substance, we develop particles with the physical and chemical characteristics that are well suited for the aerosol delivery of the product candidate. The particle engineering allows more of our drug to reach the areas of the respiratory tract to treat disease and reduces the amount of drug that is deposited in the back of the throat where it can cause local and systemic side effects. We then formulate the drug particles into a delivery medium and package them into the aerosol delivery system that is best suited for the formulation and dosing regimen in order to maximize patient compliance. Our expertise in aerosol formulation science and pulmonary medicine allows us to select excipients, if any, already in wide use and regarded as safe, that result in favorable safety characteristics and allow flexibility in delivery format. The resulting drug products can be as consistent and efficient as alternative, often more invasive dosing formats, such as injection, but with the advantages of fast onset, high degree of intake at the target organs, and lower or controlled systemic exposure. The convenience, consistency and efficiency of inhaled administration in combination with the characteristics of our product candidates can offer meaningful therapeutic benefits when compared to existing drugs, increasing the probability of the successful adoption of our product candidates.

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

•

Pulmonary delivery as a non-invasive method of quickly and safely administering systemic drugs. Administration of drugs via the respiratory tract is a non-invasive method of delivering drugs efficiently to the systemic circulation, with rapid onset of action, bypassing the gastrointestinal tract where many drugs are extensively metabolized after oral administration, and with rapid onset of action. The drug, or combination of drugs, can reach the intended site of action as quickly as intravenously administered drugs and more quickly than oral, dermal, sublingual or even alternative injection routes, such as subcutaneous or intramuscular. We can apply our technology to small or large molecules, including peptides and proteins.

Aerosol Delivery and Pharmacological Profiling Technology

Our proprietary technologies include particle creation and formulation technologies, which can be applied to small or large molecules, including peptides and proteins. Our technologies also include the development and manufacturing of aerosol delivery devices, including our current Tempo inhaler. Tempo is a proprietary, next generation pressurized metered dose inhaler, or MDI, that dispenses drug automatically when the patient inhales and has high consistency and efficiency compared to other inhalers. Our technologies are covered by over 25 issued U.S. patents and over 30 U.S. patent applications that we own or have licensed, as well as their foreign counterparts.

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

One of our key technologies is the generation of particles by supercritical fluid, or SCF, precipitation. SCF gives us the ability to create very small particles ranging from 100 nanometers to 10 microns in diameter with highly precise particle size distributions. The particles have uniform surfaces with few discontinuities or irregularities that provide enhanced aerosol performance. They are also stable for long storage periods without refrigeration, and require minimal or no excipients that can increase the potential for local toxicity or inflammatory response.

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

•

Dose consistency: Our clinical trials indicate that the Tempo inhaler’s dose-to-dose consistency is comparable to oral dosing. The Tempo inhaler also includes a dose counter to display how many doses have been administered so patients can track their medication use and remaining supply. The dose counter can lock out the device after a maximum number of doses have been delivered to prevent overdosing.

•

Convenient, multiple dose use: The Tempo inhaler does not use electronics or batteries, can conveniently contain multiple doses and is relatively efficient to manufacture. It can include up to a month’s supply depending on the drug, in a small, handheld package approximately the same size as a conventional MDI and it may be used with small molecule drugs and biologics.

The FDA issued draft guidelines in 1998 covering the MDI performance that the FDA would like MDI manufacturers to achieve. However, the FDA has not implemented the new guidelines to date, in part because conventional MDIs may not be capable of meeting them. We believe that our Tempo inhaler may meet the FDA’s draft guidelines should the FDA elect to implement the guidelines at a future date.

We have conducted clinical trials with three clinical product candidates which utilize our Tempo inhaler: LEVADEX for the potential treatment of migraine, MAP0005 for the potential treatment of asthma and COPD and MAP0001 for the potential treatment of diabetes.

Our Strategy

Key elements of our strategy include:

•

Obtain regulatory approval for our most advanced product candidate LEVADEX: LEVADEX is being evaluated in a Phase 3 clinical program. We believe the risk of clinical trial failure may be lower than traditional new chemical entities because we are evaluating drugs that have been previously reviewed and approved by the FDA and have a known safety and efficacy profile.

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

•

Build a focused sales force to commercialize LEVADEX: Our goal is to build a focused sales force in the United States to market and sell our products, once approved, to neurologists and headache specialists. We plan to develop or in-license additional product candidates for this sales force and any other sales forces we may develop.

•

Expand the market opportunity for our most advanced product candidates: In order to expand the commercial opportunity for LEVADEX, we may establish partnerships with pharmaceutical companies to market and sell to primary care physicians. Outside the United States, we may establish commercial partnerships for all of our product candidates in order to accelerate development and regulatory approvals in those countries and further broaden their commercial potential.

Collaborations and License Agreements

AstraZeneca

In December 2008, we entered into an agreement with AstraZeneca, or the AstraZeneca Agreement, which became effective in February 2009. Pursuant to the terms of the agreement, we licensed to AstraZeneca global rights to develop and commercialize our proprietary nebulized formulation of UDB, our next generation UDB therapy and certain combination nebulization therapies for the potential treatment of asthma in children.

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

In connection with the execution of the AstraZeneca Agreement, we amended the Elan agreements, so that we and AstraZeneca would have certain rights under the Elan agreements during the term of the AstraZeneca Agreement. Effective on the date of the termination from AstraZeneca, all rights licensed to AstraZeneca in the agreement reverted back to us.

Under the license agreement, we are required to make payments to Elan based upon achievement of certain development and sales milestones. As of December 31, 2009, when and if certain milestones are met we may be obligated to pay Elan up to $16.5 million in total future development and sale milestone payments with respect to our UDB product candidate. In addition, we are also required to make payments to Elan with respect to other product candidates we may develop pursuant to the license agreement. We are also required to pay royalties based on net sales of the product for an initial royalty term, calculated on a country-by-country basis, equal to either the expiration of Elan’s patents covering the product in such country, or 15 years after commercial launch in such country, if Elan does not have patents covering the product in such country. After the initial royalty term, we continue to pay royalties on product sales to Elan at reduced rates.

Either party may terminate the agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ written notice.

Nektar Therapeutics

We entered into a license agreement with Nektar Therapeutics UK Limited, or Nektar, in June 2004, and amended the agreement in August 2006 and October 2007. Under the agreement, Nektar granted us a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. The Nektar patents licensed to us include two types of patent claims: compound-limited claims and compound-inclusive claims. Compound-limited claims are Nektar patent claims that claim a form of dihydroergotamine, or formulations or methods of manufacture or methods of use of dihydroergotamine, and our license to these claims is fully-paid up and royalty free and will survive expiration or any termination of the agreement. Compound-inclusive claims are Nektar patent claims that are not compound-limited claims and our license to these claims is royalty-bearing.

Our obligation to pay royalties to Nektar is based on net sales of products, and will continue, on a country-by-country basis, until the longer of expiration of Nektar patents covering the product, ten years after the first commercial sale of the product, or the date that Nektar’s know-how becomes known to the general public. In addition, we are required to make future payments based upon achievement of certain product development milestones. As of December 31, 2009, when and if certain milestones are achieved we may be obligated to pay Nektar up to $5.0 million in total future development milestone payments with respect to our LEVADEX product candidate.

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

Exemplar Pharmaceuticals

In April 2006 we entered into a manufacturing and supply agreement with Exemplar Pharmaceuticals, LLC, or Exemplar, formerly known as Xemplar Pharmaceuticals, LLC, for the manufacture and supply by Exemplar to us of our clinical and commercial requirements of pressurized metered dose aerosol canisters containing placebo or active ingredient that are housed within a fully-assembled Tempo inhaler and packaged for clinical and commercial use.

Exemplar agreed to convert its manufacturing facility into a Good Manufacturing Practices, or GMP, contract manufacturing facility suitable for the commercial production of the product prior to or when Exemplar obtains the approvals necessary to manufacture these products in compliance with the manufacturing agreement.

We have agreed that, from the date the first NDA is submitted for a product and for a period of five years thereafter we will purchase the fully-assembled Tempo inhalers only from Exemplar, and Exemplar will manufacture and supply from its manufacturing facility all such devices as we require to support development and commercialization. If Exemplar fails to supply on time under certain circumstances, we have the right to immediately terminate the manufacturing agreement by written notice and to manufacture the product ourselves or purchase it from a third party.

Either party may terminate the agreement upon a material, uncured breach or default by the other party. We may terminate the agreement upon 60 days’ written notice upon our reasonable determination that Exemplar does not have the capability to manufacture the product in accordance with the warranty or in sufficient quantities.

Intellectual Property

We protect our technology through the use of patents, trade secrets and proprietary know-how. We own or in-license seven issued U.S. patents, and 13 U.S. patent applications, as well as their foreign counterparts, which relate to our most advanced product candidate LEVADEX. The patents and patent applications that may issue that we own or in-license, which we rely on for LEVADEX, expire between 2017 and 2030. Our patent and patent applications relating to LEVADEX include claims covering:

•	various formulations of the LEVADEX active ingredient;

•	the processing of the LEVADEX active ingredient;

•	stabilization of the formulation;

•	pharmacokinetics of the active ingredient delivered by the inhalation system; and

•	the treatment of migraine via delivery of the formulation to the lung.

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

Manufacturing

All of our manufacturing processes, which comply with current good manufacturing practices, or cGMP, are outsourced to third parties with oversight by our internal managers. We have limited cGMP manufacturing capacity in-house. We rely on third-party manufacturers to produce sufficient quantities of drug product for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of LEVADEX and for any other potential products for which we retain significant development and commercialization rights.

The bulk drug substance of LEVADEX has been manufactured by a contract manufacturing organization, or CMO, located in Europe. Our CMO has extensive experience manufacturing bulk drug under cGMP and has the capacity to manufacture at commercial scale. We are exclusive licensees of the manufacturing process for production of LEVADEX final drug substance. Under our worldwide license from Nektar, we have enabled another CMO to manufacture clinical and commercial supply of the final drug substance to be used in the development and commercialization of LEVADEX.

The Tempo inhaler is manufactured by third-party CMOs. The plastic inhaler component manufacture and assembly, valve manufacture and canister fill are each performed by specific third-party CMOs. Each has extensive experience with medical-grade clinical and commercial scale product manufacture under cGMP.

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

If approved for the acute treatment of migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies. In 2008, according to market data, approximately 29 million prescriptions were written for the treatment of migraine in the United States. Approximately 12 million of those prescriptions were written for acute migraine specific drugs. The majority of acute migraine specific drug prescriptions written were in the triptan class. In 2009, the triptan market in the United States totaled approximately $2.1 billion in revenues. The largest selling triptan is sumatriptan with 2009 sales of approximately $800 million in the United States including approximately $600 million from generics and $200 million from branded Imitrex from GlaxoSmithKline. There are six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available which may have faster onset of action than solid oral dosage forms. Alternative formulations of DHE include Migranal, which is nasally delivered. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the treatment of acute migraine and cluster headache. In addition to marketed migraine therapies, there are several product candidates under development that could potentially be used to treat migraine and compete with LEVADEX, including products under development by large pharmaceutical companies such as Merck & Co., Inc. and other smaller companies. Merck’s MK-097, a calcitonin gene-related peptide antagonist, is in Phase 3 development.

In addition, we may face competition from generic sumatriptan, the active ingredient in Imitrex. Although generic sumatriptan could not be substituted for LEVADEX, a generic version of sumatriptan may be more quickly adopted by health insurers and consumers than LEVADEX, as financial pressure to use generic products and uncertainty of reimbursement for single source alternatives, such as LEVADEX, may encourage the use of a generic product over LEVADEX. However, we believe that LEVADEX, if approved, will have features that may differentiate it from generic sumatriptan, and may be useful in patient populations that often do not respond to triptans.

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

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, covering each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a SPA from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the clinical trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase 3 clinical trial is commenced. If the outcome of the clinical trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations, including regulations for informed consent.

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

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. Under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review is applied to a drug that offers at most only minor improvement over existing marketed therapies. Standard Review NDAs have a goal of being completed within a 10-month timeframe. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an NDA is reduced such that the goal for completing a Priority Review initial review cycle is six months. It is likely that our product candidates will be granted a Standard Review. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

For example, under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

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

Employees

As of December 31, 2009, we employed 82 full-time employees. Of the full-time employees, 58 were engaged in product development and clinical activities, and 24 were engaged in sales, general and administrative activities. We plan to continue to expand our product development programs. To support this growth, we will need to expand managerial, operations, development, regulatory, sales, marketing, finance and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We incorporated in the state of Delaware, were originally formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. We completed our initial public offering in October 2007 and a follow-on public offering in August 2009. Our principal executive offices are located at 2400 Bayshore Parkway, Suite 200, Mountain View, California, 94043. Our telephone number is (650) 386-3100, and our web site address is www.mappharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on our web site as soon as reasonably practicable after we file these reports with the SEC. Our Code of Ethics can also be found on our website.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $40.1 million, $72.9 million and $9.0 million, for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, we had a deficit accumulated during development stage of approximately $184.9 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of, or commercialized, any product candidate and have therefore not generated any product revenues. In that regard, we expect to have substantial expenses as we continue with our Phase 3 clinical program for LEVADEX, our most advanced product candidate, and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, collaboration payments and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future UDB development activities conducted for the U.S. registration, subject to the terms and conditions of the license agreement. Following the termination of the license agreement, we suspended development of UDB. If we are unable to develop and commercialize our other product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our most advanced product candidate, LEVADEX for the potential treatment of migraine;

•	potential risks related to any collaborations we may enter into for our product candidates, including LEVADEX;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	the success of clinical trials of our LEVADEX product candidate or future product candidates;

•	any delays in regulatory review and approval of product candidates in development;

•	the FDA’s determination of the special protocol assessment, or SPA, we entered into for LEVADEX;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	our ability to rely on Section 505(b)(2) of the FFDCA;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize LEVADEX;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products outside of the United States;

•	the ability to receive regulatory approval or commercialize our products;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may limit our ability to access the capital markets to meet our funding requirements.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish;.

•	the cost and timing of completion of clinical and commercial-scale manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates

We are largely dependent on the success of one product candidate, and we cannot be certain that this product candidate will receive regulatory approval.

We have invested a significant portion of our efforts and financial resources in the development of UDB and LEVADEX. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In July 2009 we announced that we were suspending development of UDB, after our partner AstraZeneca terminated our license agreement. We are now largely dependent on the success of one product candidate, LEVADEX, for which we are conducting a Phase 3 clinical development program. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development, regulatory approval and successful commercialization of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the clinical trial process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the study is ongoing. Although we had planned to initiate a second Phase 3 efficacy study in the first quarter of 2010, we have been informed by the FDA that a second pivotal efficacy study is not required for submission of our NDA. We expect to conduct additional clinical trials, including a pharmacokinetics trial in approximately 24 adult smokers comparing them to approximately 24 non-smokers and a pharmacodynamics trial evaluating pulmonary artery pressure in healthy volunteers using echocardiogram before submitting an application to the FDA for regulatory approval. We expect treatment in our remaining LEVADEX clinical trials to be completed in 2010. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective in our planned clinical trials, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

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

If we are required to conduct additional clinical trials or other testing of our LEVADEX product candidate beyond those that we currently contemplate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate. We currently are conducting a Phase 3 clinical program for LEVADEX and will need to complete our long-term safety extension and conduct a pharmacokinetics trial and a pharmacodynamics trial in order to support our new drug application for LEVADEX. We may not be able to obtain approval for indications that are as broad as intended or we may obtain approval for indications different than those indications for which we seek approval. Furthermore we may not be able to obtain approval for any of our other product candidates.

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

In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all four of its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the study is ongoing. In order to obtain regulatory approval for

LEVADEX, we need to complete the long-term safety extension and conduct a pharmacokinetics trial and a pharmacodynamics trial. The data collected from our clinical trials may not be adequate to support regulatory approval of LEVADEX or any of our other product candidates. Even if we obtain regulatory approval of a product candidate, the FDA may require continuing evaluation and study of our product through clinical trials as a condition of any approval. Despite the results reported in prior clinical trials for our product candidates, we do not know whether subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For example, after receiving positive data from a previous Phase 2 trial, in February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo.

If clinical trials of our LEVADEX product candidate or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere or show undesirable side effects, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of LEVADEX or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results. In such cases, we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing, or we may decide not to pursue further development of a product candidate, such as the case of our UDB product candidate, where top-line results of our initial Phase 3 clinical trial indicated that the trial failed to meet the primary endpoints. Subsequently we suspended development of UDB. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in our inability to obtain regulatory approval by the FDA and other regulatory authorities.

In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and regulatory approval. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Data obtained from pre-clinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. In addition, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. At this point in time, we have not been requested to perform drug-drug interaction studies, but any such request may delay any potential product approval and will increase our expenses associated with our clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the SPA agreement is not a guarantee of an approval of a product or any permissible claims about the product. In particular, the SPA is not binding on the FDA if public health concerns unrecognized at the time of the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise or if the sponsor company fails to comply with the agreed upon trial protocols. In January 2008, we announced that we reached agreement with the FDA on a SPA for the first Phase 3 clinical trial of our LEVADEX product candidate for the potential treatment of migraine. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the study is ongoing. We cannot assure you that the safety extension of the Phase 3 clinical trial will be successful. In addition, we do not know how the FDA will interpret the commitments under the SPA agreement, how it will interpret the data and results or whether it will approve our LEVADEX product candidate for the treatment of migraine. As a result, we cannot guarantee any particular outcome from regulatory review of the first LEVADEX Phase 3 trial.

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

We have never marketed a drug before, and if we are unable to establish, or access an effective and focused sales force and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

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

If approved for the treatment of acute migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for treatment of migraine are in the triptan class. The largest selling triptan is sumatriptan with 2009 sales of approximately $800 million in the United States including approximately $600 million from generics and $200 million from branded Imitrex from GlaxoSmithKline. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the treatment of acute migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to commercial introduction, if at all, of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat acute migraine and compete with LEVADEX. In addition, Allergan, Inc. is developing Botox botulinum toxin for the potential treatment of chronic migraine.

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

Our product candidates will also be subject to ongoing FDA requirements for the current Good Manufacturing Practices (cGMP) labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, or fail to be made in compliance with applicable regulatory requirements such as cGMP, a regulatory agency may:

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we conduct clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our operations involve hazardous materials, which could subject us to significant liabilities.

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals, including employees, to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We maintain limited insurance for the use of hazardous materials which may not be adequate to cover any claims. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts.

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

We are a party to a number of license agreements, including with Nektar Therapeutics UK Limited and with Elan Pharma International Limited, pursuant to which we license key intellectual property, including intellectual property relating to our most advanced product candidate. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the license, in which event we might not be able to develop or market any product that is covered by the licensed patents. If we lose such license rights that are important to our product candidate, our business may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

As of December 31, 2009, we had 82 full-time employees. We may need to expand our managerial, operational, administrative financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock together control over 50% of our outstanding common stock. If these persons were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. Fluctuations in the market prices of many equity securities often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock.

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

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4.	RESERVED

Reserved Pursuant to SEC Release No. 33-9089A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on The NASDAQ Global Market under the symbol “MAPP” since October 5, 2007. Prior to that time, there was no public market for our stock. The following table sets forth the high and low intra-day sales prices per share for our common stock on The NASDAQ Global Market for the indicated periods.

Year Ended December 31, 2009:	High	Low
First Quarter	$13.08	$1.57
Second Quarter	$13.85	$2.00
Third Quarter	$12.52	$8.54
Fourth Quarter	$10.85	$7.86

Year Ended December 31, 2008:
First Quarter	$17.69	$10.39
Second Quarter	$14.80	$9.75
Third Quarter	$11.75	$6.68
Fourth Quarter	$10.44	$1.75

Holders of Record

As of February 28, 2010, there were approximately 71 stockholders of record of our common stock.

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

The following graph shows a comparison from October 5, 2007 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2009 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

	10/5/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09
MAP Pharmaceuticals, Inc.	100.00	131.16	104.64	77.38	75.81	52.28	15.73	91.54	78.35	71.39
NASDAQ Composite	100.00	98.18	83.98	84.74	75.71	58.03	56.24	67.54	78.20	83.82
NASDAQ Biotechnology	100.00	95.28	92.44	93.80	97.38	89.03	82.53	88.32	97.21	97.80

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

In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at a price of $9.70 per share. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions. The offering was made pursuant to a shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission on February 13, 2009, as amended on April 16, 2009, which became effective on May 5, 2009 (File No. 333-157339).

On November 11, 2009, we entered into a $60 million Common Stock Purchase Agreement, or the Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, which provides us with what is sometimes termed an equity line of credit arrangement. In January 2010, we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting estimated offering expenses. The shares of common stock sold to Azimuth pursuant to the Purchase Agreement in this offering were registered on our effective Registration Statement on Form S-3 (File No. 333-157339).

We have applied the net proceeds from the public offerings and the Azimuth draw down to our working capital for general corporate purposes. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

We were incorporated in July 2003. The consolidated statements of operations data for the years ended December 31, 2009, 2008, 2007 and for the period from July 3, 2003 (date of inception) through December 31, 2009, and the consolidated balance sheet data as of December 31, 2009 and 2008, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006, 2005, and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Our consolidated financial statements reflect a 1-for-1.77 reverse stock split of our common stock and preferred stock effected on October 4, 2007.

	Year Ended December 31,					Period from July 3, 2003 (Date of Inception) to December 31, 2009
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaboration revenue	$54,166	$—	$—	$—	$—	$54,166
Operating expenses
Research and development	47,996	59,277	31,362	22,268	12,285	179,694
Sales, general and administrative	13,139	13,417	9,567	4,128	4,377	47,201

Total operating expenses	61,135	72,694	40,929	26,396	16,662	226,895

Loss from operations	(6,969)	(72,694)	(40,929)	(26,396)	(16,662)	(172,729)
Interest income	119	2,103	2,775	905	348	6,368
Interest expense	(2,118)	(2,056)	(1,343)	(235)	—	(5,751)
Other income (expense), net	(29)	(281)	(563)	(83)	65	(762)

Net loss	$(8,997)	$(72,928)	$(40,060)	$(25,809)	$(16,249)	$(172,874)

Net loss attributed to common stockholders	$(8,997)	$(72,928)	$(45,635)	$(30,538)	$(18,850)	$(186,799)

Net loss per share attributed to common stockholders — basic and diluted(1)	$(0.41)	$(3.58)	$(8.28)	$(43.11)	$(28.75)
Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted(1)	22,195	20,350	5,510	708	656

	As of Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,776	$44,710	$94,990	$17,746	$7,158
Working capital	44,629	22,091	83,337	13,258	4,115
Total assets	70,996	50,860	100,695	21,625	9,769
Long-term debt, net of current portion	7,337	14,229	6,357	10,061	—
Redeemable convertible preferred stock warrant liability	—	—	—	411	—
Redeemable convertible preferred stock	—	—	—	64,898	35,069
Deficit accumulated during the development stage	(184,891)	(175,894)	(102,966)	(58,686)	(28,569)
Total stockholders’ equity (deficit)	41,802	13,147	81,606	(58,676)	(28,566)

(1)	Please see “Note 2. Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K for an explanation of the method used to calculate the net loss per share attributed to common stockholders and the number of shares used in the computation of the per share amounts.

In 2009, 2008, 2007 and 2006, loss from operations, net loss and basic and diluted net loss per common share attributed to common stockholders include the impact of Accounting Standards Codification, or ASC 718, Compensation — Stock Compensation, which were not applicable in prior years. Please see “Note 2. Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K.

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

Overview

Our goal is to use our proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. We have proprietary product candidates in development that address large market opportunities. Our current focus is to advance our Phase 3 product candidate, LEVADEX™ orally inhaled migraine therapy, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential treatment of migraine.

LEVADEX

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

Migraine is a major public health problem that affects up to approximately 12% of the population in the United States and approximately 15% in Europe. According to the National Headache Foundation, approximately 30 million people in the United States suffer from migraine. In 2008, according to market data, approximately 29 million prescriptions were written for the treatment of migraine in the United States. Approximately 12 million of those prescriptions were written for acute migraine specific drugs. The majority of acute migraine specific drug prescriptions written were in the triptan class. In 2009, the triptan market in the United States totaled approximately $2.1 billion in revenues.

We have designed LEVADEX to provide faster onset and longer-lasting migraine relief than triptans, the class of drugs most often prescribed for treating migraine. LEVADEX is an easy to use, at-home therapy in development that patients self-administer using our proprietary hand-held Tempo® inhaler. DHE currently is available as an intravenous, or IV, therapy which has been used in clinical settings for over 50 years for the safe and effective treatment of migraine, particularly forms of migraine that are severe or do not respond to triptans or other therapies. DHE also is available in an intranasal formulation. We believe LEVADEX has the potential to be suitable as a first-line therapy for some migraine patients.

In May 2009, we announced results of the efficacy portion of our first Phase 3 clinical trial of LEVADEX, or FREEDOM-301, which is being conducted pursuant to a special protocol assessment, or SPA, from the U.S. Food and Drug Administration, or FDA. We announced that the clinical trial met its four primary endpoints, pain relief and being nausea, phonophobia and photophobia free as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid and sustained pain relief for up to 48 hours after dosing.

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

A total of 792 patients were included in the primary data analysis as specified in the protocol of the FREEDOM-301 study. The patient population studied had more severe migraine pain than anticipated, with 46 percent reporting severe pain and 54 percent reporting moderate pain prior to administration of the study drug.

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

LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort (one percent) or chest pain (0 percent), were rare and comparable to placebo. There were no mean decreases in lung function, as measured by spirometry, between the active and placebo groups. There were no drug-related serious adverse events reported in the trial. These data were presented in September 2009 in a late-breaking session of the 14th Congress of the International Headache Society.

In September 2009, we announced that post-hoc analysis of data from this Phase 3 trial shows the potential of LEVADEX to be effective in treating acute migraine as well as a broad spectrum of migraine, including migraine subpopulations that are often resistant to current therapies such as triptans, migraine with moderate and severe pain, migraine with nausea and vomiting and migraine with and without aura.

In October 2009, we announced that we had completed a planned interim safety review of the open-label, long-term safety extension of the FREEDOM 301 clinical trial. At the time of the interim review, more than 400 patients had completed at least six months of treatment and over 7,800 headaches had been treated in the safety extension. No drug-related serious adverse events had been reported.

In January 2010, we announced that the FDA had informed us that a second pivotal efficacy study would not be required for the LEVADEX new drug application, NDA, submission. We had previously anticipated initiating a second pivotal efficacy study in the first quarter of 2010.

The remaining clinical studies for the LEVADEX program include the ongoing 12 month open-label safety extension of the FREEDOM-301 trial, a pharmacokinetics, PK, trial and a pharmacodynamics, PD, trial. We anticipate that patients and subjects in these trials will complete treatment in 2010.

We hold worldwide commercialization rights for LEVADEX and our goal is to market LEVADEX in the United States through our own focused sales force targeting neurologists and headache specialists. We may establish partnerships with pharmaceutical companies to market and sell to primary care physicians and specialists inside and outside of the United States.

Nebulized Budesonide

Unit Dose Budesonide, or UDB, is our proprietary nebulized version of budesonide intended to treat asthma in children from 12 months to eight years of age. UDB is designed to be administered more quickly and to provide efficacy at lower doses than conventional nebulized budesonide. Conventional nebulized budesonide is an inhaled corticosteroid approved by the FDA, for treating asthma in children from 12 months up to eight years of age. Our UDB product candidate has been designed to achieve a particle size smaller than previously possible with budesonide. We believe this smaller particle size may allow for faster delivery and efficacy at a lower dose, which together may offer improved safety, compliance and convenience.

In December 2008 we entered into a worldwide collaboration with AstraZeneca AB to develop and commercialize UDB, which became effective on February 2, 2009. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints when compared to placebo. On July 8, 2009, we received a notice of termination of the collaboration agreement from AstraZeneca. Subsequently, we suspended development of UDB. We are considering options for our pediatric asthma program moving forward, by leveraging our experience with budesonide and our expertise in particle technology, including the development of a next generation therapy with budesonide.

Other Pipeline Products

Our product portfolio also includes the two earlier stage product candidates listed below, both of which highlight the broad applicability of our technologies to a diverse range of potential future products. While we do not plan to make further significant direct investment in these two product candidates, we plan to evaluate other potential product candidates which may utilize these technologies, as well as potential partnership opportunities for further development and commercialization of these two product candidates.

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

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $184.9 million as of December 31, 2009. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. We expect to continue to incur net losses for at least the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates in development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to raise additional capital and expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated in accordance with ASC 605-25 Revenue Recognition — Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718 Compensation — Stock Compensation, which requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options. ASC 718 requires companies to estimate the fair value of the stock-based payment awards on the date of grant using an option-pricing model. We selected the Black-Scholes valuation model as the most appropriate valuation method for stock option grants. The fair value of these stock options grants is estimated as of the date of grant using the Black-Scholes valuation model. The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options or shares from our Employee Stock Purchase Plan. The expected stock price volatility for our common stock was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any significant trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar to us in size, stage of life-cycle and financial leverage. The expected term for shares from the Employee Stock Purchase plan is determined based on the historical offering periods for the Employee Stock Purchase Plan. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that we have had with stock option grants as well as the expected term of industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for the full term of our stock options. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The expected dividend yield of 0% is based on our history and expectation of dividend payouts. We have not paid and do not anticipate paying any dividends in the near future, other than a certain cumulative dividend on preferred stock pursuant to the terms of our certificate of incorporation, which was paid in connection with our initial public offering, or IPO. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the years ended 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Net Operating Loss Carryforwards

At December 31, 2009, we had federal and state net operating loss carryforwards of approximately $162.4 million and $156.5 million, respectively. The net operating loss carryforwards expire between 2014 and 2029, if not utilized. We have established a full valuation allowance against our deferred tax assets due to our history of losses and the uncertainty of future taxable income. The valuation allowance increased by $6.4 million, $31.6 million and $16.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, we also had federal and state research and development tax credit carryforwards of approximately $6.6 million and $3.7 million, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2024, and the state credits can be carried forward indefinitely. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforwards could be limited.

We adopted ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of December 31, 2009, we had no unrecognized tax benefits and do not expect any material change during the next year. As of December 31, 2009, we have not recorded any interest or penalties under this pronouncement.

Financial Overview

Collaboration Revenue

We recognize revenues from collaborative research and development activities. Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable upfront payments, cost reimbursements and milestone payments. Total collaboration revenue recognized under the AstraZeneca Agreement was $54.2 million for the year ended December 31, 2009 and consists of a $40 million upfront payment and $14.2 million from reimbursement of qualified development expenses. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009.

Research and Development Expenses

Research and development costs include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) milestone payments paid to our collaborative partners who work on our processing and supply of clinical trial material; (iii) the cost of manufacturing and supplying clinical trial materials; (iv) payments to contract service organizations, as well as consultants; (v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

Conducting a significant amount of research and development is central to our business model. Through December 31, 2009, we incurred approximately $179.7 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects. Pursuant to the AstraZeneca Agreement, AstraZeneca reimbursed our development costs related to the UDB program beginning on the effective date of February 2, 2009. The AstraZeneca Agreement was terminated on July 8, 2009.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects for the three years ended December 31, 2009, 2008 and 2007, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and is allocated based on management estimates.

	Year Ended December 31,			Period from July 3, 2003 (Date of Inception) through December 31, 2009
	2009	2008	2007
Our product candidates:
LEVADEX	62%	44%	51%	51%
UDB (suspended)	25%	50%	39%	40%
Other projects	13%	6%	10%	9%

Total	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through December 31, 2009, we incurred approximately $47.2 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in thousands, except percentages)
Collaboration revenue	$54,166	$—	$54,166	N/A

Collaboration Revenue. Total collaboration revenue recognized under the AstraZeneca Agreement was $54.2 million for the year ended December 31, 2009 and consists of a $40.0 million upfront payment and $14.2 million from reimbursement of qualified development expenses. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009.

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in thousands, except percentages)
Research and development expenses	$47,996	$59,277	$(11,281)	(19)%
Sales, general and administrative expenses	13,139	13,417	(278)	(2)%
Interest income	(119)	(2,103)	(1,984)	(94)%
Interest expense	2,118	2,056	62	3%
Other expense, net	29	281	(252)	(90)%

Research and Development Expenses. The decrease in research and development expenses for the year ended December 31, 2009 was driven primarily by a decrease of $15.8 million in clinical and other related expenses to support the UDB Phase 3 clinical program as a result of suspending the development of our UDB product candidate in the third quarter of 2009, partially offset by an increase of $2.2 million in clinical and other related expenses to support the LEVADEX Phase 3 clinical program and by an increase of $0.8 million in personnel related expenses.

During the third quarter of 2009, we suspended the development of our UDB product candidate. As a result, for the year ended December 31, 2009, we recorded wind-down costs and writedown of fixed assets charges of approximately $2.8 million.

Sales, General and Administrative Expenses. The decrease in sales, general and administrative expenses for the year ended December 31, 2009 was related primarily to a decrease of $1.1 million in professional services, partially offset by an increase of $0.7 million in stock-based compensation and an increase of $0.4 million in personnel related expenses.

Interest Income. Interest income decreased due primarily to a decrease in market interest rates and, to a lesser extent, a decrease in the 12-month average cash, cash equivalents and short-term investment balances. We expect our interest income to fluctuate in the future due to changes in market interest rates and average cash, cash equivalents and short-term investment balances.

Interest Expense. Interest expense for the year ended December 31, 2009 was similar to the year ended December 31, 2008.

Other Expense, Net. For the year ended December 31, 2009 compared to the year ended December 31, 2008, other expense decreased due primarily to the fact that in the second quarter of 2008, we incurred a debt issuance cost of $394,000 upon the retirement of the 2006 Working Capital Loan and commencement of the 2008 Working Capital Loan. We did not incur such expenses for the year ended December 31, 2009.

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

Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily driven by an increase of $21.5 million related to clinical expenses to support Phase 3 clinical programs initiated in 2008 for our two lead program candidates, UDB and LEVADEX, $4.2 million in personnel related expenses to support these clinical programs, $1.1 million in manufacturing and $0.7 million in stock-based compensation.

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

Other Expense, Net. Other expense, net, for 2008 primarily consisted of expenses related to the 2008 Working Capital Loan and the debt extinguishment related to the 2006 Working Capital Loan and gains of $91,000 due to the sale of investments. Other expense, net, for 2007 primarily consisted of the change in carrying value of warrants to purchase redeemable convertible preferred stock. At the time of our IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock with the carrying value included in equity and no further expense was incurred.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of December 31, 2009 we had an accumulated deficit of $184.9 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments, as follows:

•	Prior to our IPO in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock;

•	With the completion of our IPO we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions;

•

In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at a price of $9.70 per share. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions;

•

In connection with our equity line of credit with Azimuth, in January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting estimated offering expenses;

•

In 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital, or the 2006 Working Capital Loan, and a $1.0 million loan facility to finance equipment purchases;

•	In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes; and

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca.

As of December 31, 2009, we had approximately $65.8 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash, cash equivalents and short-term investments	$65,776	$44,710	$94,990
Cash provided by (used in):
Operating activities	(4,008)	(59,473)	(33,200)
Investing activities	11,424	31,546	(40,444)
Financing activities	26,433	10,738	111,669

Net cash used in operating activities. Net cash used in operating activities was $4.0 million for the year ended December 31, 2009 compared to net cash used in operating activities of $59.5 million for the year ended December 31, 2008. The decrease of cash used for operating activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due primarily to the decreased loss, as a result of revenue recognition of $54.2 million from the AstraZeneca Agreement, which has been terminated, together with a decrease in accrued liabilities of $3.9 million as a result of suspending the development of our UDB product candidate in the third quarter of 2009 The increase of cash used for operating activities for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was driven primarily by an increase in operating expenses related to our clinical development programs and an increase in headcount across all departments.

Net cash provided by (used in) investing activities. We received $11.4 million of cash from investing activities for the year ended December 31, 2009 compared to receiving cash of $31.5 million for the year ended December 31, 2008. Net cash provided by investing activities for the year ended December 31, 2009 was due primarily to sales and maturities of our short-term investments of $12.7 million. Net cash provided by investing activities for 2008 and 2007 was related primarily to investment activity, with more maturities than purchases of investments in 2008 as compared to 2007.

Net cash provided by financing activities. We received $26.4 million of cash from financing activities for the year ended December 31, 2009 compared to receiving cash of $10.7 million for the year ended December 31, 2008. Net cash provided by financing activities for the year ended December 31, 2009 was due primarily to net proceeds of $31.6 million from our follow-on public offering, partially offset by the repayment of $6.3 million for the 2008 Working Capital Loan. Net cash provided by financing activities in 2008 was primarily attributable to the issuance of $20.0 million in debt in May 2008, offset by the repayment of $8.3 million for the 2006 Working Capital Loan. Net cash provided by financing activities for the year ended December 31, 2007 was attributable primarily to the issuance of common stock in our IPO in October and the issuance of Series D convertible preferred stock in March, partially offset by repayment of debt.

Equity Line of Credit

On November 11, 2009, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Azimuth, which provides us with what is sometimes termed an equity line of credit arrangement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $60 million worth of shares of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Purchase Agreement. From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over ten consecutive trading days or such other period mutually agreed upon by Azimuth and us, with each draw down subject to limitations based on the price of our common stock and a maximum limit of 2.5% of our market capitalization at the time of such draw down, or such other limit of our market capitalization as mutually agreed upon by Azimuth and us.

In January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting estimated offering expenses.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2009:

	Year Ended December 31,
	2010	2011	2012	Thereafter	Total
	(in thousands)
Contractual Obligations:
Debt(1)	$8,343	$7,952	$—	$—	$16,295
Operating lease obligation(2)	1,293	1,357	700	—	3,350

Total	$9,636	$9,309	$700	$—	$19,645

(1)	In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. The amounts in the table above include interest and principal repayments on the loan. As of December 31, 2009, we were in compliance with the loan covenants. Please see “Note 5. Long-term Debt” in Part II, Item 8 of this Form 10-K for additional information.

(2)	The amounts in the table above include the minimum rental payments for our laboratory and office facilities in Mountain View, California. Please see “Note 6. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information.

The table above reflects only payment obligations that are fixed and determinable. Milestone payments and royalty payments under our license, supply and service agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. Amounts and an estimate of significant payments related to licensing and other arrangements not included in the contractual obligations table above are as follows:

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

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement. Effective on the date of termination, all rights licensed to AstraZeneca in the agreement reverted back to us. We also announced our plan to suspend development of our UDB product candidate. We were jointly developing UDB with AstraZeneca, and were responsible for executing the development plan.

Total collaboration revenue recognized under the AstraZeneca Agreement was $54.2 million for the year ended December 31, 2009 and consists of a $40.0 million upfront payment and $14.2 million from reimbursement of qualified development expenses. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009. We received $54.2 million in cash for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of December 31, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0, $0 and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of December 31, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0, $0.8 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In December 2008, in connection with the execution of the license agreement with AstraZeneca, we amended the Elan agreements, pursuant to which AstraZeneca would have certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. Effective on the date of termination, all rights licensed to AstraZeneca in the AstraZeneca Agreement reverted back to us. The amendment did not impact our consolidated financial statements.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals and the regulatory approval process;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may limit our ability to access the capital markets to meet our funding requirements. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition — Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for us in the first quarter of fiscal year 2010. We do not believe that the adoption of ASU 2010-06 will have a material impact on consolidated our financial statements.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments, which have maturities not to exceed one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MAP Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MAP Pharmaceuticals, Inc. and its subsidiaries (a development stage enterprise) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, and cumulatively, for the period from July 3, 2003 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 4, 2010

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$65,776	$31,927
Short-term investments	—	12,783
Prepaid expenses and other current assets	620	805

Total current assets	66,396	45,515
Property and equipment, net	4,164	5,007
Other assets	126	28
Restricted investment	310	310

Total assets	$70,996	$50,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,916	$1,631
Accrued liabilities	11,568	15,445
Current portion of long-term debt	7,283	6,348

Total current liabilities	21,767	23,424
Long-term debt, net of current	7,337	14,229
Other liabilities	90	60

Total liabilities	29,194	37,713

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.01 par value; issuable in series; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value, 100,000,000 shares authorized; 24,696,666 and 20,546,450 shares issued and outstanding at December 31, 2009 and 2008, respectively	241	200
Additional paid-in capital	226,452	188,797
Deficit accumulated during the development stage	(184,891)	(175,894)
Accumulated other comprehensive income	—	44

Total stockholders’ equity	41,802	13,147

Total liabilities and stockholders’ equity	$70,996	$50,860

The accompanying notes are an integral part of these consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,			Cumulative Period from July 3, 2003 (Date of Inception) to December 31, 2009
	2009	2008	2007
Collaboration revenue	$54,166	$—	$—	$54,166
Operating expenses:
Research and development	47,996	59,277	31,362	179,694
Sales, general and administrative	13,139	13,417	9,567	47,201

Total operating expenses	61,135	72,694	40,929	226,895

Loss from operations	(6,969)	(72,694)	(40,929)	(172,729)
Interest income	119	2,103	2,775	6,368
Interest expense	(2,118)	(2,056)	(1,343)	(5,751)
Other expense, net	(29)	(281)	(563)	(762)

Net loss	(8,997)	(72,928)	(40,060)	(172,874)

Cumulative stock dividend attributed to preferred stockholders	—	—	(5,575)	(13,925)

Net loss attributed to common stockholders	$(8,997)	$(72,928)	$(45,635)	$(186,799)

Net loss per share attributed to common stockholders — basic and diluted	$(0.41)	$(3.58)	$(8.28)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted	22,194,686	20,350,367	5,509,780

The accompanying notes are an integral part of these consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Issuance of common stock to founders in December 2003 at $0.001 per share	610,164	$1	$—	$—	$—	$1

Balances at December 31, 2003	610,164	1	—	—	—	1
Issuance of restricted common stock at $0.25 per share in August 2004 for services	208,270	2	49	—	—	51
Accretion of cumulative dividend on redeemable convertible preferred stock	—	—	(49)	—	(970)	(1,019)
Net loss	—	—	—	—	(8,831)	(8,831)

Balances at December 31, 2004	818,434	3	—	—	(9,801)	(9,798)
Stock-based compensation	—	—	82	—	—	82
Accretion of cumulative dividend on redeemable convertible preferred stock	—	—	(82)	—	(2,519)	(2,601)
Net loss	—	—	—	—	(16,249)	(16,249)

Balances at December 31, 2005	818,434	3	—	—	(28,569)	(28,566)
Issuance of common stock in conjunction with exercise of stock options	2,400	—	2	—	—	2
Employee stock-based compensation expense recognized under ASC 718	—	—	279	—	—	279
Stock-based compensation expense from vesting of service award	—	—	140	—	—	140
Accretion of cumulative dividend on redeemable convertible preferred stock	—	—	(421)	—	(4,308)	(4,729)
Components of other comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(25,809)	(25,809)

Total comprehensive loss						(25,803)

Balances at December 31, 2006	820,834	3	—	6	(58,686)	(58,677)
Conversion of redeemable convertible preferred stock to common stock at initial public offering	12,634,845	126	106,601			106,727
Issuance of redeemable convertible preferred stock dividend in common stock at initial public offering	928,314	9	13,916	—	—	13,925
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	948	—	—	948
Elimination of fractional shares resulting from reverse stock split	—	—	6	—	(6)	—
Issuance of common stock from initial public offering, net of issuance costs	5,750,000	58	62,063	—	—	62,121
Issuance of common stock in conjunction with exercise of stock options	94,369	1	61	—	—	62
Employee stock-based compensation expense recognized under ASC 718	—	—	1,711	—	—	1,711
Stock-based compensation for non-employee services	—	—	249	—	—	249
Accretion of cumulative dividend on redeemable convertible preferred stock	—	—	(1,361)	—	(4,214)	(5,575)
Components of other comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	175	—	175
Net loss	—	—	—	—	(40,060)	(40,060)

Total comprehensive loss						(39,885)

Balances at December 31, 2007	20,228,362	197	184,194	181	(102,966)	81,606

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Issuance of common stock in conjunction with exercise of stock options and purchase under employee stock purchase plan	318,088	3	719	—	—	722
Employee stock-based compensation expense recognized under ASC 718	—	—	3,359	—	—	3,359
Stock-based compensation for non-employee services	—	—	534	—	—	534
Adjustment to issuance cost related to IPO	—	—	(9)	—	—	(9)
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(72,928)	(72,928)

Total comprehensive loss						(73,065)

Balances at December 31, 2008	20,546,450	200	188,797	44	(175,894)	13,147
Issuance of common stock in conjunction with exercise of stock options and purchase under employee stock purchase plan	644,399	6	1,156	—	—	1,162
Employee stock-based compensation expense recognized under ASC 718	—	—	4,835	—	—	4,835
Stock-based compensation for non-employee services	—	—	80	—	—	80
Issuance of common stock from follow-on public offering, net of issuance costs	3,500,000	35	31,584	—	—	31,619
Issuance of common stock from warrant exercise	5,817	—	—	—	—	—
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(8,997)	(8,997)

Total comprehensive loss						(9,041)

Balances at December 31, 2009	24,696,666	$241	$226,452	$—	$(184,891)	$41,802

The accompanying notes are an integral part of these consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,			Cumulative Period from July 3, 2003 (Date of Inception) to December 31, 2009
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(8,997)	$(72,928)	$(40,060)	$(172,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476	1,275	881	4,656
Accretion of investment discounts, net	(1)	(696)	(898)	(1,595)
Amortization of debt issuance costs	—	102	94	210
Accretion of debt payment premium	391	300	—	691
Change in carrying value of warrant liability	—	—	537	621
Issuance of common stock in exchange for services	—	—	—	51
Stock-based compensation	4,915	3,893	1,960	11,269
Loss on disposal and other non-cash items	683	16	154	1,067
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	185	274	(636)	(845)
Other assets	(51)	67	8	14
Accounts payable	1,285	341	(501)	2,887
Accrued liabilities	(3,924)	7,823	5,261	11,490
Other liabilities	30	60	—	90

Net cash used in operating activities	(4,008)	(59,473)	(33,200)	(142,268)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	—	(412)
Purchase of property and equipment	(1,316)	(2,115)	(2,177)	(9,441)
Purchase of short-term investments	—	(55,642)	(86,671)	(169,497)
Sales and maturities of short-term investments	12,740	89,292	48,525	171,411
Sales (Purchase) of restricted investment	—	11	(121)	(310)

Net cash provided by (used in) investing activities	11,424	31,546	(40,444)	(8,249)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	—	4,300
Proceeds from issuance of debt	—	20,000	—	31,006
Adjustment to issuance cost related to IPO	—	(9)	—	(9)
Proceeds from sales of shares through equity plans	1,162	722	63	1,949
Repayment of debt	(6,348)	(9,975)	(750)	(17,177)
Proceeds from issuance of common stock in IPO, net of issuance costs(1)	—	—	62,177	62,177
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	31,619	—	—	31,619
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	50,179	102,428

Net cash provided by financing activities	26,433	10,738	111,669	216,293

Net increase (decrease) in cash and cash equivalents	33,849	(17,189)	38,025	65,776
Cash and cash equivalents at beginning of period	31,927	49,116	11,091	—

Cash and cash equivalents at end of period	$65,776	$31,927	$49,116	$65,776

Supplemental disclosures of cash flow information
Cash paid for interest	$1,727	$1,658	$1,222	$4,749
Supplemental non-cash information
Conversion of notes payable to convertible preferred stock	$—	$—	$—	$4,300
Issuance of convertible preferred stock warrants	$—	$—	$—	$327
Accretion of cumulative dividends on redeemable convertible preferred stock	$—	$—	$5,575	$13,925
Conversion of redeemable convertible preferred stock to common stock upon IPO	$—	$—	$106,727	$106,727
Reclassification of preferred warrants to common warrants	$—	$—	$948	$948
Issuance of common stock to preferred stockholders as cumulative dividend	$—	$—	$13,925	$13,925

(1)	The difference between $62.2 million and $62.1 million in Note 1 is $59,000 in offering costs accrued and not yet paid at December 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	THE COMPANY

Nature of Operations

MAP Pharmaceuticals, Inc., incorporated in the state of Delaware, originally was formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. Our goal is to use proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. Our current focus is to advance our Phase 3 product candidate, LEVADEX™, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. We are in the development stage and since inception have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel.

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and potential commercialization of LEVADEX and to fund the development and commercialization of our future product candidates. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

We have evaluated subsequent events through the time of filing this Form 10-K on March 5, 2010, which is the date that the financial statements have been filed with the Securities and Exchange Commission, or SEC. All appropriate subsequent event disclosures have been made in the notes to our consolidated financial statements.

Public Offerings

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

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

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

Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable license fees, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated in accordance with ASC 605-25 Revenue Recognition — Multiple-Element Arrangements, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk and Other Risks and Uncertainties

We invest cash that is not currently being used for operational purposes in accordance with our investment policy. The policy allows for the purchase of debt securities such as those issued by the U.S. government and its agencies and corporations, subject to certain concentration limits. We also strive to limit risk by specifying a minimum credit quality of A1/P1 for commercial paper and AAA for other investments. The maximum maturity for these securities does not exceed 12 months. We believe our established guidelines for investment of our excess cash maintains safety and liquidity through our policies on diversification and investment maturity. Our cash and cash equivalent balances can be in excess of federally insured amounts.

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

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. We recognize all realized gains and losses on our available-for-sale securities as interest income. See “Note 3. Fair Value Measurements” for additional information.

Property and Equipment, Net

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Laboratory equipment	3-5 years
Office furniture and fixtures	7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or remaining lease term

Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recorded in other income (expense). Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Investment

Restricted investment represents collateral held at a financial institution for a letter of credit related to our facility lease.

Research and Development Costs

Research and development costs include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) milestone payments paid to our collaborative partners who work on our processing and supply of clinical trial material; (iii) the cost of manufacturing and supplying clinical trial materials; (iv) payments to contract service organizations, as well as consultants; (v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

During the third quarter of 2009, we suspended the development of our UDB product candidate. As a result, for the year ended December 31, 2009, we recorded wind-down costs and writedown of fixed assets charges of approximately $2.8 million, which are included in the research and development expenses for the year ended December 31, 2009.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718 Compensation — Stock Compensation, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

Comprehensive Income

We report comprehensive income in accordance with ASC 220 Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are aggregated in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

Redeemable Convertible Preferred Stock Warrants

Prior to our IPO, we issued freestanding warrants related to redeemable shares which were accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. The warrants were previously exercisable into convertible preferred stock and were classified as liabilities on the consolidated balance sheet, which were then re-measured at each balance sheet date and the change in fair value recognized as a component of other income or expense. We continued to adjust the liability for changes in fair value until the completion of our IPO, at which time all warrants converted into warrants to purchase common stock and the liability was reclassified to equity.

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

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2009	2008	2007
Historical net loss per share:
Numerator
Net loss, as reported	$(8,997)	$(72,928)	$(40,060)
Less: Cumulative stock dividend attributed to preferred stockholders	—	—	(5,575)

Net loss attributed to common stockholders	$(8,997)	$(72,928)	$(45,635)

Denominator
Weighted-average common shares outstanding	22,194,686	20,360,491	5,568,356
Less: Weighted average shares subject to repurchase	—	(10,124)	(58,576)

Denominator for basic and diluted net loss per share	22,194,686	20,350,367	5,509,780

Basic and diluted net loss per share	$(0.41)	$(3.58)	$(8.28)

The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2009	2008	2007
Options to purchase common stock	3,628,845	3,178,837	2,620,928
Common stock subject to repurchase	—	—	34,712
Common stock issuable pursuant to the Employee Stock Purchase Plan	10,545	24,423	4,840
Warrants to purchase common stock	51,571	73,989	73,989

Operating Leases

We lease office and laboratory facilities under operating leases. Lease agreements may include rent escalation clauses and tenant improvement allowances. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities included in “Other liabilities” on the consolidated balance sheets.

Business Segments

We operate in one segment. Management uses one measure of profitability and does not segment its business for internal reporting.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition — Multiple-Element Arrangements. The revised guidance provides for two significant

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for us in the first quarter of fiscal year 2010. We do not believe that the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

NOTE 3.	FAIR VALUE MEASUREMENTS

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

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of our cash, cash equivalents, short-term investments and restricted investment as of December 31, 2009 and 2008, respectively (in thousands):

	Amortized Cost	As of December 31, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$4,620	$—	$4,620
Certificates of deposit	310	—	310
Money market funds	61,156	—	61,156

	$66,086	$—	$66,086

Reported as:
Cash and cash equivalents			$65,776
Restricted investment			310

			$66,086

	Amortized Cost	As of December 31, 2008
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,021	$—	$3,021
Certificates of deposit	310	—	310
Money market funds	27,895	—	27,895
Corporate debt securities	2,684	6	2,690
U.S. government and its agencies securities	11,066	38	11,104

	$44,976	$44	$45,020

Reported as:
Cash and cash equivalents			$31,927
Short-term investments			12,783
Restricted investment			310

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

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows, respectively (in thousands):

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	61,156	—	—	61,156

Total	$61,156	$310	$—	$61,466

As of December 31, 2008	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$310	$—	$310
Money Market Funds	27,895	—	—	27,895
Corporate Debt Securities	—	2,690	—	2,690
U.S. Government and Agency securities	—	11,104	—	11,104

Total	$27,895	$14,104	$—	$41,999

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

The fair value of the Certificates of Deposit is classified as Level 2 due to the nature of a contractual restriction which limited our ability to liquidate the investment. The contractual restriction is related to our lease agreements.

The carrying amount for our debt reported in the consolidated balance sheet as of December 31, 2009 is $14.6 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $14.2 million at December 31, 2009.

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent to sell the security (our decision to sell) or whether it is more likely than not that we will be required to sell the security before its anticipated recovery.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.	BALANCE SHEET COMPONENTS

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2009	2008
Laboratory equipment	$5,005	$5,416
Office furniture and fixtures	611	600
Computer equipment and software	955	959
Leasehold improvements	582	539
Construction-in-progress	939	523

	8,092	8,037
Less: Accumulated depreciation and amortization	(3,928)	(3,030)

	$4,164	$5,007

Depreciation and amortization expense was approximately $1.5 million, $1.3 million, $0.9 million and $4.7 million for the years ended December 31, 2009, 2008, 2007 and for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Clinical trial related	$7,573	$11,329
Payroll and related expenses	2,932	2,791
Professional services	905	1,139
Other	158	186

	$11,568	$15,445

NOTE 5.	LONG-TERM DEBT

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bore interest at an annual interest rate of 9.5% and matured in September 2009. The Equipment Loan was fully paid at December 31, 2009.

In September 2006, we entered into a $10.0 million loan facility agreement for the purpose of financing working capital, or 2006 Working Capital Loan, and borrowed all $10.0 million under the facility agreement during the year ended December 31, 2006. The 2006 Working Capital Loan bore interest at an annual interest rate of 11.9% and matured in 2010. In May 2008, we entered into a new loan agreement, or 2008 Working Capital Loan, for $20.0 million, in order to repay the 2006 Working Capital Loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of the agreement. The 2008 Working Capital Loan has interest-only payments up to and including January 2009, maturing in October 2011, and includes customary loan covenants. As of December 31, 2009, we were in compliance with the loan covenants.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property, while Equipment Loan amounts were collateralized by our equipment purchased by such borrowed funds.

Our debt consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Principal amount	$13,929	$20,277
Plus: premium, based on imputed interest rate of 12%	691	300

	14,620	20,577
Less: current portion of debt	7,283	6,348

Long-term portion	$7,337	$14,229

As of December 31, 2009, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2010	$8,343
2011	7,952
2012	—

Total debt payments	$16,295

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

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California and in August 2006 amended our lease agreement to include additional square footage within the same building, expiring in June 2008. In March 2008, we further amended our lease agreement, or March 2008 Amendment, to extend the term of the agreement until June 2012, and to include additional square footage and options to lease additional square footage. In September 2008, we amended and restated the March 2008 Amendment to the lease agreement, providing for expanded square footage and certain renewal options. The facility lease requires us to pay operating costs, including property taxes, insurance and maintenance in addition to monthly rent. Rent is subject to an annual increase for the duration of the lease, which we recognize on a straight-line basis. The annual lease payments for the space under the amended and restated lease agreement were effective on July 1, 2008.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $1.1 million, $1.0 million, $0.9 million, and $4.5 million for the years ended December 31, 2009, 2008, 2007 and for the cumulative period from July 3, 2003, (date of inception) to December 31, 2009, respectively.

Part of our operating lease covering space in a separate building will expire in March 2010.

As of December 31, 2009, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2010	$1,293
2011	1,357
2012	700

Total minimum lease payments	$3,350

In accordance with the terms of the lease agreements we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million at December 31, 2009 and 2008, which is shown as a restricted investment on our consolidated balance sheets.

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

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement. Effective on the date of termination, all rights licensed to AstraZeneca in the agreement reverted back to us. We also announced our plan to suspend development of our UDB product candidate. We were jointly developing UDB with AstraZeneca, and were responsible for executing the development plan.

Total collaboration revenue recognized under the AstraZeneca Agreement was $54.2 million for the year ended December 31, 2009 and consists of a $40 million upfront payment and $14.2 million from reimbursement of qualified development expenses. The $40.0 million upfront payment initially was recognized as collaboration revenue on a straight-line basis over the term of our research and development period with respect to UDB. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of fiscal 2009. We received $54.2 million in cash for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009.

Agreement with Nektar

Under the June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of December 31, 2009, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones are met. We paid $0, $0 and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under Elan’s intellectual property rights to use, market, distribute, sell, have sold, offer for sale, import and export certain ingredients for our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of December 31, 2009, we are required to make future nonrefundable milestone payments of up to $16.5 million related to products currently being developed under this agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met with respect to our UDB product candidate. We paid $0, $0.8 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to December 31, 2009. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005. In December 2008, in connection with the execution of the license agreement with AstraZeneca, we amended the Elan agreements, pursuant to which AstraZeneca would have certain rights to exercise and enforce certain of our rights with Elan prior to the expiration or termination of the AstraZeneca Agreement. Effective on the date of termination, all rights licensed to AstraZeneca in the AstraZeneca Agreement reverted back to us. The amendment did not impact our consolidated financial statements.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

Our Certificate of Incorporation, as amended and restated in October 2007 in connection with the closing of our IPO, authorizes us to issue 100,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. As of December 31, 2009 and 2008, there were no shares of preferred stock issued or outstanding.

In August 2004, we entered into a restricted stock agreement with an employee whereby we awarded 208,270 shares of restricted common stock in exchange for services. The restricted stock was subject to certain restrictions on transferability and forfeiture upon the termination of the employee as specified in the restricted stock agreement. The restrictions lapse in equal monthly installments over a four-year period. As of December 31, 2009, 2008 and 2007, there were 0, 0 and 34,712 shares subject to repurchase by us, respectively.

In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at a per share price of $9.70. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions.

Warrants

In October 2009, warrants to purchase a net settlement of 5,817 shares were exercised. As of December 31, 2009, we had outstanding exercisable warrants to purchase an aggregate of 51,571 shares of common stock at $7.43 per share. The warrants were issued in connection with the working capital loan and equipment loan facility agreements. The warrants expire in September 2013.

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

2007 Equity Award Plan

In September 2007, we adopted the 2007 Equity Award Plan, or 2007 Plan, which became effective upon the completion of the IPO. The remaining common stock available for issuance under the 2005 Plan was made available for future grant under the 2007 Plan. Outstanding options under the 2005 Plan that expire or are canceled without having been exercised in full or are repurchased or forfeited will be available for future issuance under the 2007 Plan. Under the 2007 plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, restricted stock units, stock appreciation rights and new shares of common stock upon exercise of stock options.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options granted under the 2007 Plan may be either ISOs or NSOs. ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2007 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. As of December 31, 2009 we had 1,828,521 shares of common stock available for grant under the 2007 Plan.

In December 2009, the Board of Directors authorized increasing the number of shares under the 2007 Equity Award Plan by one million shares, effective January 1, 2010.

Option activity under both the 2005 Plan and the 2007 Plan is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Shares reserved at inception	1,043,150
Options granted	(899,495)	899,495	$0.64
Options cancelled	6,778	(6,778)	$0.64

Balances, at December 31, 2005	150,433	892,717	$0.64
Additional shares reserved	1,173,746
Options granted	(887,228)	887,228	$0.74
Options exercised	—	(2,400)	$0.64	$5	(1)
Options cancelled	150,163	(150,163)	$0.66

Balances, at December 31, 2006	587,114	1,627,382	$0.70
Additional shares reserved	2,947,457
Options granted	(1,179,302)	1,179,302	$6.76
Options exercised	—	(94,369)	$0.67	$1,058	(1)
Options cancelled	91,387	(91,387)	$3.84

Balances, at December 31, 2007	2,446,656	2,620,928	$3.32
Options granted	(1,070,650)	1,070,650	$11.71
Options exercised	—	(191,635)	$1.45	$1,952	(1)
Options cancelled	321,106	(321,106)	$7.52

Balances, at December 31, 2008	1,697,112	3,178,837	$5.83
Additional shares reserved	1,000,000
Options granted	(1,160,500)	1,160,500	$9.75
Options exercised	—	(418,583)	$1.34	$3,685	(1)
Options cancelled	291,909	(291,909)	$9.61

Balances, at December 31, 2009	1,828,521	3,628,845	$7.30	$11,448	(2)

(1)	Amounts represent the difference between the exercise price and our estimate of the deemed fair value of MAP Pharmaceuticals’ stock at the time of exercise.

(2)	Amount represents the difference between the exercise price and $9.53, the closing price of MAP Pharmaceuticals’ stock on December 31, 2009, as reported on The NASDAQ Global Market, for all in-the-money options outstanding.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options outstanding at December 31, 2009:

	Options Outstanding at December 31, 2009		Options Exercisable and Vested at December 31, 2009
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$0.64 - $2.82	935,641	6.0	839,956	$0.69
$3.18 - $6.39	694,156	7.5	438,071	$5.18
$7.41 - $9.44	367,125	9.1	92,119	$9.03
$10.08 - $11.15	849,550	9.1	—	—
$12.19 - $13.75	782,373	8.0	421,636	$12.83

	3,628,845	7.8	1,791,782	$5.07

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life
			(In thousands)	(In years)
Vested	1,791,782	$5.07	$9,377	6.9
Vested and expected to vest(2)	3,545,550	$7.24	$11,420	7.7

(1)	Amounts represent the difference between the exercise price and $9.53, the closing price of MAP Pharmaceuticals’ stock on December 31, 2009, as reported on The NASDAQ Global Market, for all in-the-money options outstanding.

(2)	Options outstanding that have vested and expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718.

The weighted-average grant-date fair value of options granted was $5.02 in 2009, $6.75 in 2008 and $6.89 in 2007.

The total fair value of options granted to employees that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $4.9 million, $5.4 million and $1.0 million, respectively.

As of December 31, 2009, there were unrecognized compensation costs of approximately $5.3 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.2 years.

Employee Stock Purchase Plan

Upon the effectiveness of the IPO in October 2007, we adopted the Employee Stock Purchase Plan, or Purchase Plan. We reserved a total of 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of the common stock at the beginning or end of a purchase period. In December 2008, the Board of Directors authorized increasing the number of shares under the Employee Stock Purchase Plan by 205,000 shares, effective January 1, 2009. As of December 31, 2009, 352,730 shares of common stock were available for future grant and 352,270 shares of common stock have been issued under the employee stock purchase plan.

In December 2009, the Board of Directors authorized increasing the number of shares under the Employee Stock Purchase Plan by 215,000 shares, effective January 1, 2010.

Other Information Related to Equity Plans

We received $1,162,000, $722,000 and $63,000 in cash from sales of shares through our equity plans for the years ended December 31, 2009, 2008 and 2007, respectively, and $1,949,000 for the cumulative period from July 3, 2003 (date of inception) through December 31, 2009.

Stock-Based Compensation for Employees

The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with ASC 718 for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	Years Ended December 31,
	2009	2008	2007
Research and development	$1,955	$1,152	$744
Sales, general and administrative	2,880	2,207	967

	$4,835	$3,359	$1,711

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.62%-2.52%	1.75%-3.60%	3.77%-4.77%
Expected volatility	62%-65%	63%-65%	56%-63%
Expected term (in years)	5	5.5	5.5
Expected dividend yield	—	—	—

Upon the effectiveness of the IPO in October 2007, we adopted the employee stock purchase plan. We used the following assumptions to estimate the fair value of shares purchased under our employee stock purchase plan for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	0.14%-0.30%	0.27%-2.91%	2.91%
Expected volatility	76%-99%	76%-83%	81%
Expected term (in years)	0.5	0.5-0.6	0.6
Expected dividend yield	—	—	—

Risk-Free Interest Rate: The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options or shares from the Employee Stock Purchase Plan.

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

Expected Term: The expected term for shares from the Employee Stock Purchase plan is determined based on the historical offering periods for the Employee Stock Purchase Plan. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that we have had with stock option grants as well as the expected term of industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for the full term of our stock options. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available.

Expected Dividend Yield: The expected dividend yield of 0% is based on our history and expectation of dividend payouts. We have not paid and do not anticipate paying any dividends in the near future, other than a certain cumulative dividend on preferred stock pursuant to the terms of our certificate of incorporation, which was paid in connection with our initial public offering, or IPO.

Forfeitures: As stock-based compensation expense recognized in the condensed consolidated statement of operations for the years ended 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $0.1 million, $0.5 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively and $0.9 million for the cumulative period from July 3, 2003 (date of inception) through December 31, 2009.

Equity Line of Credit

On November 11, 2009, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement with Azimuth, which provides us with what is sometimes termed an equity line of credit arrangement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $60 million worth of shares of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Purchase Agreement. From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over ten consecutive trading days or such other period mutually agreed upon by Azimuth and us, with each draw down subject to limitations based on the price of our common stock and a maximum limit of 2.5% of our market capitalization at the time of such draw down, or such other limit of our market capitalization as mutually agreed upon by Azimuth and us. See Note 12 “Subsequent Events” in the notes to the consolidated financial statements.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	LONG-TERM INCENTIVE PLAN

In March 2004, our Board of Directors adopted the 2004 Long-Term Incentive Plan, or Incentive Plan, which provides cash-based and equity-based incentives to eligible persons, including employees, non-employee directors, and consultants, advisors or independent contractors designated by the compensation committee of the board of directors. Cash and equity-based awards are generally based upon the attainment of performance goals over a particular period. The Board of Directors may specify a vesting period for cash and equity awards that may be longer than the performance period. The expense related to the cash and equity awards will be recognized over the performance period or the vesting period, whichever is longer, on a straight line basis. The Incentive Plan shall terminate on February 1, 2014, unless sooner terminated by the Board of Directors. As of December 31, 2009, no incentives under this plan remained available for grant.

NOTE 10.	EMPLOYEE BENEFIT PLAN

In January 2005, we implemented a 401(k) Plan covering certain employees. Eligible employees may make pre-tax salary deferral contributions up to a specified maximum. Since the inception of the plan we have not made any contributions to this plan.

NOTE 11.	INCOME TAXES

We have not recorded any income tax expense for the periods ended December 31, 2009, 2008 and 2007 due to our history of operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax expenses (benefit) for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S. federal taxes (benefit) at statutory rate	$(3,058)	$(24,795)	$(13,620)
Stock compensation expense	(96)	264	581
Others	19	26	230
Net operating loss not used	3,135	24,505	12,809

	$—	$—	$—

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$64,343	$62,504
Tax credit carryforwards	9,057	6,082
Capitalized intangibles	70	61
Accruals and reserves	2,626	1,061

Total deferred tax assets	76,096	69,708
Less: Valuation allowance	(76,096)	(69,708)

Net deferred tax assets	$—	$—

The valuation allowance increased by $6.4 million, $31.6 million and $16.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, we had net operating loss carry forwards of approximately $162.3 million and $156.5 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The net operating loss carry forwards expire between 2014 and 2029, and valuation allowances have been provided.

We also had federal and state research and development credit carry forwards of approximately $6.6 million and $3.7 million, respectively, at December 31, 2009. The federal credits will expire starting in 2024 if not utilized. The California credits have no expiration date.

Pursuant to ASC 718, the benefit of stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2009, the portion of the federal and state net operating loss related to stock options is approximately $3.3 million.

Utilization of the net operating loss carry forward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating loss before utilization.

We adopted ASC 740-10 on January 1, 2007. As of December 31, 2009, we had no unrecognized tax benefits and do not expect any material change during the next year. As of December 31, 2009, we have not recorded any interest or penalties under this pronouncement.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years 2004 forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE 12.	SUBSEQUENT EVENTS

On January 11, 2010, we announced that we had been informed by FDA that a second pivotal efficacy study of our LEVADEX™ product candidate for the potential treatment of migraine is not required for our new drug application submission. Accordingly, we will not conduct a second pivotal efficacy study of our LEVADEX product candidate as previously planned. We also announced that we anticipate treatment of clinical subjects in our remaining LEVADEX clinical trials to be completed in 2010.

In connection with our equity line of credit with Azimuth, on January 11, 2010, we presented Azimuth with a draw down notice, which was subsequently amended. On January 28, 2010, we sold an aggregate of 1,527,695 shares of our common stock to Azimuth under the Purchase Agreement at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all of these shares was $20.0 million. We received net proceeds from the sale of these shares of approximately $19.7 million after deducting estimated offering expenses of approximately $350,000, including the placement agent fee of $200,000 paid to Reedland Capital Partners, an Institutional Division of Financial West Group, Member FINRA/SIPC, in connection with this offering. The offering price of these shares was established with reference to the volume weighted average prices of our common stock on The NASDAQ Global Market for the period beginning January 12, 2010 and ending January 26, 2010, net of a weighted average discount of approximately 4.5% per share.

MAP PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (in thousands, except per share amounts)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2009 Quarter Ended
	March 31,	June 30,	September 30, (1)	December 31,
Collaboration revenue	$7,484	$8,645	$35,273	$2,764
Income (loss) from operations	$(9,399)	$(4,420)	$19,764	$(12,914)
Net income (loss) attributable to common stockholders	$(9,920)	$(4,969)	$19,259	$(13,367)

Net income (loss) per common share:
Basic	$(0.48)	$(0.24)	$0.84	$(0.54)
Diluted	$(0.48)	$(0.24)	$0.80	$(0.54)

Weighted average common shares used in computing net income (loss) per common share:
Basic	20,584	20,699	22,861	24,583
Diluted	20,584	20,699	24,054	24,583

	Fiscal 2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Loss from operations	$(14,955)	$(16,149)	$(20,195)	$(21,395)
Net loss attributable to common stockholders	$(14,300)	$(16,457)	$(20,363)	$(21,808)
Basic and diluted net loss per common share	$(0.71)	$(0.81)	$(1.00)	$(1.07)
Weighted average common shares used in computing basic and diluted net loss per common share	20,210	20,314	20,399	20,476

(1)	Net income includes the effect of a $33.1 million upfront payment recognized as collaboration revenue in the third quarter of 2009 in connection with the termination of the AstraZeneca Agreement.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2009. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2009 was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to MAP Pharmaceuticals, Inc. Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to MAP Pharmaceuticals, Inc. Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to MAP Pharmaceuticals, Inc. Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to MAP Pharmaceuticals, Inc. Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to MAP Pharmaceuticals, Inc. Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

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

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

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

Signature	Title	Date

/S/ TIMOTHY S. NELSON Timothy S. Nelson	President and Chief Executive Officer, Director (Principal Executive Officer)	March 5, 2010

/S/ CHRISTOPHER Y. CHAI Christopher Y. Chai	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010

/S/ STEVEN A. ELMS Steven A. Elms	Chairman of the Board of Directors	March 5, 2010

/S/ THOMAS A. ARMER, PH. D. Thomas A. Armer, Ph. D.	Director	March 5, 2010

/S/ JOHN G. FREUND, M.D. John G. Freund, M.D.	Director	March 5, 2010

/S/ CARL S. GOLDFISCHER, M.D. Carl S. Goldfischer, M.D.	Director	March 5, 2010

/S/ GERRI A. HENWOOD Gerri A. Henwood	Director	March 5, 2010

/S/ BERNARD J. KELLEY Bernard J. Kelley	Director	March 5, 2010

Signature	Title	Date

/S/ MATTHEW V. MCPHERRON Matthew V. McPherron	Director	March 5, 2010

/S/ SCOTT R. WARD Scott R. Ward	Director	March 5, 2010

/S/ H. WARD WOLFF H. Ward Wolff	Director	March 5, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

4.2	Third Amended and Restated Registration Rights Agreement dated March 21, 2007 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.3	Warrant to purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 14, 2006 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series C Preferred Stock issued to Horizon Technology Funding Company II LLC dated September 14, 2006 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.5	Warrant to purchase stock issued to Oxford Finance Corporation effective as of September 19, 2006 (filed as Exhibit 10.21 to the Registrants Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.6	Warrant to purchase stock issued to Silicon Valley Bank effective as of September 19, 2006 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.1#	MAP Pharmaceuticals, Inc. 2004 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.2#	MAP Pharmaceuticals, Inc. Amended and Restated 2005 Equity Incentive Plan and forms of agreements relating thereto (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.3#	MAP Pharmaceuticals, Inc. 2007 Equity Award Plan and forms of agreements relating thereto (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.4#	MAP Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.5#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on July 30, 2007, and incorporated herein by reference).

Exhibit No.	Description
10.6#	Employment Agreement dated March 20, 2005, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.7#	Amendment to Employment Agreement dated July 22, 2005, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.8#	Employment Agreement dated April 14, 2008, between Thomas A. Armer and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33719), filed on May 14, 2008, and incorporated herein by reference).

10.9#	Restricted Stock Agreement dated August 12, 2004, between Thomas A. Armer and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.10#	Offer Letter dated September 14, 2006, between Christopher Y. Chai and the Registrant (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.11#	Amended and Restated Offer Letter dated September 11, 2007, between Anastasios Gianakakos and the Registrant (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.12#	Form of Change in Control Agreement between the executive officers of the Registrant and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.13	Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated June 10, 2004 (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.14	First Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated August 2, 2004 (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.15	Second Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 26, 2006 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.16	Venture Loan and Security Agreement among Horizon Technology Funding Company, Silicon Valley Bank and the Registrant dated September 14, 2006 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.17	First Amendment to Venture Loan and Security Agreement among Horizon Technology Funding Company, Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated December 27, 2006 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.18	Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated September 19, 2006 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

Exhibit No.	Description
10.19†	License Agreement between Elan Pharma International Ltd. and the Registrant dated February 3, 2005 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.20†	Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated February 3, 2005 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.21†	Research and Development, License and Supply Agreement between the Registrant and Eiffel Technologies Limited dated September 22, 2005 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.22†	First Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated September 15, 2006 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.23†	Restated and Amended License Agreement between Nektar Therapeutics and the Registrant dated August 7, 2006 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.24†	Manufacturing and Supply Agreement between Xemplar Pharmaceuticals, LLC and the Registrant dated April 26, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.25†	Second Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated June 18, 2007 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on August 20, 2007, and incorporated herein by reference).

10.26*	Amendment to Restated and Amended License Agreement between Nektar Therapeutics UK Limited and the Registrant dated October 8, 2007 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.27	Third Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated November 30, 2007 (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2008, and incorporated herein by reference).

10.28	Loan and Security Agreement by and among the Registrant, Oxford Finance Corporation and Silicon Valley Bank dated May 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008, and incorporated herein by reference).

10.29†	Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated March 26, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008, and incorporated herein by reference).

10.30†	Transfer and Assignment Agreement dated June 19, 2008 between Telesso Technologies Limited and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2008, and incorporated herein by reference).

10.31†	Amended and Restated Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.32†	License Agreement by and between AstraZeneca AB and the Registrant dated December 19, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2008, and incorporated herein by reference).

10.33†	Third Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated December 18, 2008 (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.34†	First Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated December 18, 2008 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.35†	Second Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated February 17, 2009 (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.36†	Third Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated March 2, 2009 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2009, and incorporated herein by reference).

10.37#	Severance Agreement dated March 19, 2009, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009, and incorporated herein by reference).

10.38	Common Stock Purchase Agreement dated November 11, 2009, between Azimuth Opportunity Ltd and the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2009, and incorporated herein by reference).

10.39#	Form of RSU grant agreement relating to MAP Pharmaceuticals, Inc. 2007 Equity Award Plan.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested for certain portions.