Form 10-K/A
period 2008-12-31
MAP Pharmaceuticals, Inc.
filed 2010-03-09
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 2

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

Explanatory Note

MAP Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), as filed with the Securities and Exchange Commission on March 12, 2009 and as amended on April 9, 2009, to include in one document the Annual Report and the amended certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

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

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements that we may establish, including our collaboration with AstraZeneca;

•	the cost and timing of completion of clinical and commercial-scale outsourced manufacturing activities; and

•	the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

	October 5, 2007	October 31, 2007	November 30, 2007	December 31, 2007	January 31, 2008	February 29, 2008	March 31, 2008	April 30, 2008	May 31, 2008
MAP Pharmaceuticals, Inc	100.00	103.97	101.12	131.16	97.38	97.38	104.64	100.07	103.75
NASDAQ Composite	100.00	105.58	98.00	97.43	87.58	83.75	83.73	88.79	92.80
NASDAQ Biotechnology	100.00	104.28	101.17	94.93	93.04	91.77	91.90	92.54	94.55

	June 30, 2008	July 31, 2008	August 31, 2008	September 30, 2008	October 31, 2008	November 30, 2008	December 31, 2008
MAP Pharmaceuticals, Inc	77.38	73.71	74.16	75.81	31.16	34.46	52.28
NASDAQ Composite	84.59	84.53	85.69	75.06	61.54	55.10	56.76
NASDAQ Biotechnology	92.97	105.57	102.59	96.42	87.94	81.77	87.65

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

PART III

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

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2010.

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY S. NELSON Timothy S. Nelson	President and Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2010

/S/ CHRISTOPHER Y. CHAI Christopher Y. Chai	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2010

* Steven A. Elms	Chairman of the Board of Directors	March 9, 2010

* Thomas A. Armer, Ph. D.	Director	March 9, 2010

* John G. Freund, M.D.	Director	March 9, 2010

* Carl S. Goldfischer, M.D.	Director	March 9, 2010

* Gerri A. Henwood	Director	March 9, 2010

* Bernard J. Kelley	Director	March 9, 2010

Signature	Title	Date

* Matthew V. Mcpherron	Director	March 9, 2010

* Scott R. Ward	Director	March 9, 2010

* H. Ward Wolff	Director	March 9, 2010

*By:	/S/ TIMOTHY S. NELSON
Timothy S. Nelson Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

4.2	Third Amended and Restated Registration Rights Agreement dated March 21, 2007 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.3	Warrant to purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 14, 2006 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series C Preferred Stock issued to Horizon Technology Funding Company II LLC dated September 14, 2006 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.5	Warrant to purchase stock issued to Oxford Finance Corporation effective as of September 19, 2006 (filed as Exhibit 10.21 to the Registrants Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

4.6	Warrant to purchase stock issued to Silicon Valley Bank effective as of September 19, 2006 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.1#	MAP Pharmaceuticals, Inc. 2004 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.2#	MAP Pharmaceuticals, Inc. Amended and Restated 2005 Equity Incentive Plan and forms of agreements relating thereto (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.3#	MAP Pharmaceuticals, Inc. 2007 Equity Award Plan and forms of agreements relating thereto (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.4#	MAP Pharmaceuticals, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.5#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on July 30, 2007, and incorporated herein by reference).

Exhibit No.	Description
10.6#	Employment Agreement dated March 20, 2005, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.7#	Amendment to Employment Agreement dated July 22, 2005, between Timothy S. Nelson and the Registrant (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.8#	Employment Agreement dated April 14, 2008, between Thomas A. Armer and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33719), filed on May 14, 2008, and incorporated herein by reference).

10.9#	Restricted Stock Agreement dated August 12, 2004, between Thomas A. Armer and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.10#	Offer Letter dated September 14, 2006, between Christopher Y. Chai and the Registrant (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.11#	Amended and Restated Offer Letter dated September 11, 2007, between Anastasios Gianakakos and the Registrant (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.12#	Form of Change in Control Agreement between the named executive officers of the Registrant and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.13	Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated June 10, 2004 (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.14	First Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated August 2, 2004 (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.15	Second Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 26, 2006 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.16	Venture Loan and Security Agreement among Horizon Technology Funding Company, Silicon Valley Bank and the Registrant dated September 14, 2006 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.17	First Amendment to Venture Loan and Security Agreement among Horizon Technology Funding Company, Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated December 27, 2006 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.18	Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated September 19, 2006 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

Exhibit No.	Description
10.19†	License Agreement between Elan Pharma International Ltd. and the Registrant dated February 3, 2005 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.20†	Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated February 3, 2005 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.21†	Research and Development, License and Supply Agreement between the Registrant and Eiffel Technologies Limited dated September 22, 2005 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.22†	First Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated September 15, 2006 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.23†	Restated and Amended License Agreement between Nektar Therapeutics and the Registrant dated August 7, 2006 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.24†	Manufacturing and Supply Agreement between Xemplar Pharmaceuticals, LLC and the Registrant dated April 26, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143823), filed on June 18, 2007, and incorporated herein by reference).

10.25†	Second Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated June 18, 2007 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-143823), filed on August 20, 2007, and incorporated herein by reference).

10.26*	Amendment to Restated and Amended License Agreement between Nektar Therapeutics UK Limited and the Registrant dated October 8, 2007 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.27	Third Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated November 30, 2007 (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2008, and incorporated herein by reference).

10.28	Loan and Security Agreement by and among the Registrant, Oxford Finance Corporation and Silicon Valley Bank dated May 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008, and incorporated herein by reference).

10.29†	Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated March 26, 2008 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008, and incorporated herein by reference).

10.30†	Transfer and Assignment Agreement dated June 19, 2008 between Telesso Technologies Limited and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2008, and incorporated herein by reference).

10.31†	Amended and Restated Fourth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated July 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.32†	License Agreement by and between AstraZeneca AB and the Registrant dated December 19, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2008, and incorporated herein by reference).

10.33†^	Third Amendment to License Agreement between Elan Pharma International Ltd. and the Registrant dated December 18, 2008.

10.34†^	First Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated December 18, 2008.

10.35†^	Second Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated February 17, 2009.

10.36†^	Third Amendment to Services Agreement between Elan Drug Delivery, Inc. and the Registrant dated March 2, 2009

10.37#^	Offer Letter dated July 5, 2007, between Charlene A. Friedman and the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested for certain portions.
^	Previously filed on Form 10-K with the SEC on March 12, 2009 and incorporated herein by reference.