Form 10-Q
period 2010-03-31
MAP Pharmaceuticals, Inc.
filed 2010-05-05
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, the registrant had outstanding 26,427,433 shares of Common Stock.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$69,234	$65,776
Prepaid expenses and other current assets	525	620

Total current assets	69,759	66,396
Property and equipment, net	4,558	4,164
Other assets	38	126
Restricted investment	310	310

Total assets	$74,665	$70,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,591	$2,916
Accrued liabilities	9,305	11,568
Current portion of long-term debt	7,466	7,283

Total current liabilities	19,362	21,767
Long-term debt, net of current	5,477	7,337
Other liabilities	134	90

Total liabilities	24,973	29,194

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	258	241
Additional paid-in capital	248,383	226,452
Deficit accumulated during the development stage	(198,949)	(184,891)

Total stockholders’ equity	49,692	41,802

Total liabilities and stockholders’ equity	$74,665	$70,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2010
	2010	2009
Collaboration revenue	$—	$7,484	$54,166

Operating expenses:
Research and development	9,786	14,075	189,480
Sales, general and administrative	3,881	2,808	51,082

Total operating expenses	13,667	16,883	240,562

Loss from operations	(13,667)	(9,399)	(186,396)
Interest income	4	85	6,372
Interest expense	(393)	(602)	(6,144)
Other expense, net	(2)	(4)	(764)

Net loss	(14,058)	(9,920)	(186,932)

Cumulative stock dividend attributed to preferred stockholders	—	—	(13,925)

Net loss attributed to common stockholders	$(14,058)	$(9,920)	$(200,857)

Net loss per share attributed to common stockholders — basic and diluted	$(0.54)	$(0.48)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted	25,852,085	20,583,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(14,058)	$(9,920)	$(186,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	348	375	5,004
Accretion of investment discounts, net	—	(1)	(1,595)
Amortization of debt issuance costs	—	—	210
Accretion of debt payment premium	76	110	767
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Stock-based compensation	1,486	1,269	12,755
Loss on disposal of equipment and other non-cash items	262	16	1,329
Changes in operating assets and liabilities:
Accounts receivable	—	(4,725)	—
Prepaid expenses and other current assets	95	229	(750)
Other assets	88	—	102
Accounts payable	(325)	(435)	2,562
Accrued liabilities	(2,263)	78	9,227
Deferred revenue	—	37,242	—
Other liabilities	44	7	134

Net cash provided by (used in) operating activities	(14,247)	24,245	(156,515)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,004)	(102)	(10,445)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	12,740	171,411
Purchase of restricted investment	—	—	(310)

Net cash provided by (used in) investing activities	(1,004)	12,638	(9,253)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Adjustment to issuance cost related to IPO	—	—	(9)
Proceeds from sales of shares through equity plans	797	49	2,746
Repayment of debt	(1,753)	(1,154)	(18,930)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	19,665	—	19,665
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,177
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	—	—	31,619
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	18,709	(1,105)	235,002

Net increase in cash and cash equivalents	3,458	35,778	69,234
Cash and cash equivalents at beginning of period	65,776	31,927	—

Cash and cash equivalents at end of period	$69,234	$67,705	$69,234

Supplemental disclosures of cash flow information
Cash paid for interest	$317	$499	$5,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY

MAP Pharmaceuticals, Inc., incorporated in the state of Delaware, originally was formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. Our goal is to use proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. Our current focus is to advance the development of our Phase 3 product candidate, LEVADEX™, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. We are in the development stage and since inception have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel.

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and potential commercialization of LEVADEX and to fund the development and commercialization of any future product candidates. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

The year-end condensed balance sheet at December 31, 2009 was derived from audited financial statements, but do not include all the disclosures required by accounting principles generally accepted in the United States. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2009.

Comprehensive Loss

We report comprehensive income (loss) in accordance with ASC 220 Reporting Comprehensive Income. Components of other comprehensive income (loss), including unrealized gains (losses) on our available-for-sale securities, are included in total comprehensive loss.

	Three Months Ended March 31,
	2010	2009
Net loss	$(14,058)	$(9,920)
Net change in unrealized loss on available-for-sale investments	—	(44)

Comprehensive loss	$(14,058)	$(9,964)

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. Our potential dilutive shares, which include outstanding common stock options, common stock issuable pursuant to the Employee Stock Purchase Plan, or ESPP, warrants to purchase common stock and performance-based restricted stock units, have not been included in the computation of diluted net loss per share for all the periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

The numerator and denominator used in the calculation of basic and diluted net loss per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator
Net loss attributed to common stockholders	$(14,058)	$(9,920)

Denominator
Weighted average common shares outstanding	25,852,085	20,583,774

Basic and diluted net loss per share	$(0.54)	$(0.48)

The following outstanding common stock options, common stock issuable pursuant to the ESPP, warrants to purchase common stock and performance-based restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	4,080,807	4,028,503
Common stock issuable pursuant to the Employee Stock Purchase Plan	31,470	117,842
Warrants to purchase common stock	26,903	73,989
Performance-based restricted stock units	98,000	—

Recent Accounting Pronouncements

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. LICENSE AND SUPPLY AGREEMENTS

Agreement with AstraZeneca

In December 2008, we entered into an agreement with AstraZeneca AB, or the AstraZeneca Agreement, which became effective in February 2009. Pursuant to the terms of the AstraZeneca Agreement, we licensed to AstraZeneca global rights to develop and commercialize our proprietary nebulized formulation of UDB, our next generation UDB therapy and certain combination nebulization therapies for the potential treatment of asthma in children.

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

On July 8, 2009, we received notice from AstraZeneca of the termination of the AstraZeneca Agreement. Effective on the date of termination, all rights licensed to AstraZeneca in the AstraZeneca Agreement reverted back to us. We were jointly developing UDB with AstraZeneca, and were responsible for executing the development plan. In the third quarter of 2009 we suspended development of our UDB product candidate.

Total collaboration revenue recognized under the AstraZeneca Agreement was $0 for the three months ended March 31, 2010, compared to $7.5 million for the same period in 2009, and $54.2 million for the cumulative period from July 3, 2003 (date of inception) to March 31, 2010. The revenue recognized in the first quarter of 2009 was related to the amortization of a $40.0 million upfront payment received in February 2009 and to reimbursements for UDB-related development expenses, pursuant to the AstraZeneca Agreement.

Agreement with Nektar

Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2010, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under the Nektar Agreement, when and if certain regulatory and commercial milestones are met. We paid $0, $0 and $2.6 million related to milestones for the three months ended March 31, 2010 and 2009 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2010. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or the Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under certain of Elan’s intellectual property rights related to our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2010, we may be required to make future nonrefundable milestone payments of up to $16.5 million related to products developed under the Elan Agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met. We paid $0, $0 and $4.0 million for the three months ended March 31, 2010 and 2009 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2010. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005, amended subsequently, which describes the terms and conditions for clinical and commercial supply of product intermediate for our UDB product candidate.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.

The following was a summary of our cash, cash equivalents and restricted investment as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	Amortized Cost	As of March 31, 2010
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,077	$—	$2,077
Certificates of deposit	310	—	310
Money market funds	67,157	—	67,157

	$69,544	$—	$69,544

Reported as:
Cash and cash equivalents			$69,234
Restricted investment			310

			$69,544

	Amortized Cost	As of December 31, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$4,620	$—	$4,620
Certificates of deposit	310	—	310
Money market funds	61,156	—	61,156

	$66,086	$—	$66,086

Reported as:
Cash and cash equivalents			$65,776
Restricted investment			310

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

As of March 31, 2010 and December 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$310	$—	$310
Money Market Funds	67,157	—	—	67,157

Total	$67,157	$310	$—	$67,467

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	61,156	—	—	61,156

Total	$61,156	$310	$—	$61,466

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1.00 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments is classified as Level 1.

The fair value of the certificates of deposit is classified as Level 2 due to the nature of a contractual restriction in our lease agreement which limits our ability to liquidate the investment.

The carrying amount for our debt reported in the condensed consolidated balance sheet as of March 31, 2010 was $12.9 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $12.6 million at March 31, 2010.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Clinical trial related	$6,155	$7,573
Payroll and related expenses	2,332	2,932
Professional services	696	905
Other	122	158

	$9,305	$11,568

Debt

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or the Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bore interest at an annual interest rate of 9.5% and matured in September 2009. The Equipment Loan was fully paid as of September 30, 2009.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2008, we entered into an additional loan agreement, or the 2008 Working Capital Loan, for $20.0 million, in order to repay an earlier working capital loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of this agreement. The 2008 Working Capital Loan had interest-only payments up to and including January 2009, matures in October 2011, and includes customary loan covenants. As of March 31, 2010, we were in compliance with these loan covenants.

The Equipment Loan amounts were collateralized by our equipment purchased using such borrowed funds, and the 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property.

Our debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Principal amount	$12,175	$13,929
Plus: premium, based on imputed interest rate of 12%	768	691

	12,943	14,620
Less: current portion of debt	7,466	7,283

Long-term portion	$5,477	$7,337

As of March 31, 2010, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2010 (remaining nine months)	$6,257
2011	7,952

Total debt payments	$14,209

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California, or the Lease, and in August 2006 we amended the Lease to include additional square footage within the same building. The Lease was to expire in June 2008. In March 2008, we entered into another amendment to the Lease, or the March 2008 Amendment, to extend the term of the Lease until June 2012, and to include additional square footage and options to lease additional square footage. In September 2008, we amended and restated the Lease, providing for expanded square footage and certain renewal options. Under the Lease, we pay operating costs, including property taxes, insurance and maintenance, in addition to monthly rent. Rent is subject to an annual increase for the duration of the Lease, which we recognize on a straight-line basis. The annual lease payments for the space under the amended and restated Lease were effective on July 1, 2008.

Rent expense was approximately $0.4 million, $0.3 million and $4.9 million for the three months ended March 31, 2010 and 2009, and for the cumulative period from July 3, 2003, (date of inception) to March 31, 2010, respectively.

As of March 31, 2010, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2010 (remaining nine months)	$986
2011	1,357
2012	700

Total minimum lease payments	$3,043

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Warrants

In March 2010, warrants representing 24,668 shares were exercised, resulting in a net issuance of 12,295 shares. As of March 31, 2010, we had outstanding warrants remaining to purchase an aggregate of 26,903 shares of common stock, exercisable at a price of $7.43 per share. The remaining warrants were issued in connection with an earlier working capital loan agreement and expire in September 2013.

Stock Option Activities

For the three months ended March 31, 2010, stock option activity under our 2007 Equity Award Plan, or the 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2009	3,628,845	$7.30
Options granted	689,281	$16.18
Options exercised	(175,812)	$4.54
Options cancelled	(61,807)	$10.00

Balances, at March 31, 2010	4,080,807	$8.88

As of March 31, 2010, we had 2,102,747 shares of common stock available for grant under the 2007 Plan.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, shares purchased under the ESPP, and performance-based restricted stock units, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$606	$476
Sales, general and administrative	880	775

Total stock-based compensation expense	$1,486	$1,251

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.2%	1.6%-1.8%
Expected volatility	63%	62%
Expected term (in years)	4.7	5.0
Expected dividend yield	—	—

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.1%	0.3%
Expected volatility	76%	99.4%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

Risk-Free Interest Rate: The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options or shares from the ESPP.

Expected Volatility: The expected stock price volatility for our common stock was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar to us in size, stage of life-cycle and financial leverage.

Expected Term: The expected term for shares from the ESPP is determined based on the length of offering periods for the ESPP. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that we have had with stock option grants as well as the expected term of industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for the full term of our stock options. We will continue to analyze the historical stock price volatility and expected term assumptions, as more historical data for our common stock becomes available.

Expected Dividend Yield: The expected dividend yield of 0% is based on our history and expectation of dividend payouts. We do not anticipate paying any dividends in the near future. We have not paid any dividends, other than a cumulative dividend on our preferred stock paid in connection with our initial public offering, or IPO, in 2007, pursuant to the terms of our certificate of incorporation.

Forfeitures: Stock-based compensation expense is determined based on when awards are ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of March 31, 2010, there were unrecognized compensation costs of approximately $8.4 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.7 years.

Performance-Based Restricted Stock Units: On February 2, 2010, the Compensation Committee of the Board of Directors approved awards of 98,000 performance-based restricted stock units from the 2007 Plan for certain of our employees. These awards will convert into shares of our common stock upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee are achieved. No performance shares will vest if the performance goals are not met. Each vested performance share will convert into one share of our common stock on the vesting date. The fair value of the performance-based restricted stock units was determined using the stock price of our common stock on the date of the grant which was $16.19. A probability assessment that performance goals will be achieved is made quarterly. The compensation expense is recognized over the vesting period, and is adjusted periodically for any changes to our probability assessment of the number of performance shares expected to vest as a result of our achievement of the performance goals. For the three months ended March 31, 2010, we recorded compensation expense of $114,000. As of March 31, 2010, there were unrecognized compensation costs of approximately $1.2 million, net of estimated forfeitures, related to performance-based restricted stock units.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $0, $18,000 and $0.9 million for the three months ended March 31, 2010 and 2009, and for the cumulative period from July 3, 2003 (date of inception) through March 31, 2010, respectively.

Equity Line of Credit

On November 11, 2009, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, which provides us with what is sometimes termed an equity line of credit arrangement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth committed to purchase up to $60 million worth of shares of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Purchase Agreement. From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over ten consecutive trading days or such other period mutually agreed upon by Azimuth and us, with each draw down subject to limitations based on the price of our common stock and a maximum limit of 2.5% of our market capitalization at the time of such draw down, or such other limit as mutually agreed upon by Azimuth and us.

On January 11, 2010, we presented Azimuth with a draw down notice, which was subsequently amended. On January 28, 2010, we sold an aggregate of 1,527,695 shares of our common stock to Azimuth under the Purchase Agreement at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million. We received net proceeds from the sale of these shares of approximately $19.7 million after deducting estimated offering expenses of approximately $335,000, including the placement agent fee of $200,000 paid in connection with this offering. The offering price of these shares was established with reference to the volume weighted average prices of our common stock on The NASDAQ Global Market for the period beginning January 12, 2010 and ending January 26, 2010, net of a weighted average discount of approximately 4.5% per share.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Patients taking LEVADEX therapy had statistically significant improvement at two hours compared to patients on placebo for each of the primary endpoints:

•	Pain relief: 58.7 percent of patients who received LEVADEX compared with 34.5 percent for placebo (p<0.0001);

•	Phonophobia free: 52.9 percent of patients who received LEVADEX compared with 33.8 percent for placebo (p<0.0001);

•	Photophobia free: 46.6 percent of patients who received LEVADEX compared with 27.2 percent for placebo (p<0.0001); and

•	Nausea free: 67.1 percent of patients who received LEVADEX compared with 58.7 percent for placebo (p=0.02).

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

LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at six percent, with two percent of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at five percent, compared with two percent for placebo. Symptoms or sensitivities typically associated with commonly used triptan migraine treatments, such as chest discomfort (one percent) or chest pain (zero percent), were rare and comparable to placebo. There were no mean decreases in lung function, as measured by spirometry, between the active and placebo groups. There were no drug-related serious adverse events reported in the trial. These data were presented in September 2009 in a late-breaking session of the 14th Congress of the International Headache Society.

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

In January 2010, we announced that the U.S. Food and Drug Administration, or the FDA, had informed us that a second pivotal efficacy study would not be required for the LEVADEX new drug application, or NDA, submission. We had previously anticipated initiating a second pivotal efficacy study in the first quarter of 2010.

We are currently conducting an ongoing 12 month open-label safety extension of the FREEDOM-301 trial, a pharmacokinetics, or PK, trial and a pharmacodynamics, or PD, trial. We anticipate that patients and subjects in these trials will complete treatment in 2010.

We hold worldwide commercialization rights for LEVADEX and our goal is to market LEVADEX in the United States through our own focused sales force targeting neurologists and headache specialists. We may establish partnerships with pharmaceutical companies to market and sell to primary care physicians and specialists inside and outside of the United States.

Nebulized Budesonide

Unit Dose Budesonide, or UDB, is our proprietary nebulized version of budesonide intended to treat asthma in children from 12 months to eight years of age. UDB is designed to be administered more quickly and to provide efficacy at lower doses than conventional nebulized budesonide. Conventional nebulized budesonide is an inhaled corticosteroid approved by the FDA for treating asthma in children from 12 months up to eight years of age. Our UDB product candidate has been designed to achieve a particle size smaller than previously possible with budesonide. We believe this smaller particle size may allow for faster delivery and efficacy at a lower dose, which together may offer improved safety, compliance and convenience.

In December 2008 we entered into a worldwide collaboration with AstraZeneca AB to develop and commercialize UDB, or the AstraZeneca Agreement, which became effective on February 2, 2009. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints when compared to placebo. On July 8, 2009, we received a notice of termination of the AstraZeneca Agreement. Subsequently, we suspended development of UDB. We are considering options for our pediatric asthma program moving forward, by leveraging our experience with budesonide and our expertise in particle technology, including the development of a next generation therapy with budesonide.

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

Combination Particle Technology: We can apply our proprietary particle formulation technologies to deliver the optimal ratio of multiple drugs in a reproducible and consistent manner. We combine two or more drugs together into a single micron sized particle at consistent and reproducible ratios, which may improve the delivery profile and stability of the resultant combination therapy. We believe our proprietary technologies in this area have potential broad applicability for a number of small molecule combination product candidates in diverse indications via inhalation and other routes of delivery.

•

MAP0005: We demonstrated this combination particle capability with MAP0005, our proprietary single particle combination of an inhaled corticosteroid and a long-acting beta-agonist, or LABA, for the potential treatment of asthma and chronic obstructive pulmonary disease, or COPD, using our proprietary Tempo inhaler. In April 2008, we announced positive results from a Phase 2a clinical trial evaluating MAP0005 in adult asthmatics.

Stable Protein & Peptide Technology: We have also demonstrated our ability to apply our proprietary technologies to formulate and stabilize biologically active proteins and peptides. We design and incorporate our protein formulations to avoid the need for excipients or other additives, to be stored for months at room temperature and to deliver multiple doses of medicine accurately without needle injections.

•

MAP0001: We demonstrated this stable protein and peptide capability with MAP0001, our proprietary formulation of insulin for the potential treatment of Type 1 and Type 2 diabetes via pulmonary delivery using our proprietary Tempo inhaler. This approach may overcome many of the issues currently associated with the invasive delivery of proteins by injection or infusion in general, and with inhalable insulin therapies in particular.

We have not filed an investigational new drug application, or IND, with the FDA for MAP0005 or MAP0001 because our clinical trials were not conducted in the United States.

A core part of our strategy is to reduce the risk of drug development by focusing on the development of proven drugs with established safety and efficacy profiles. The compounds underlying our product candidates are well characterized and have been previously approved by the FDA for other sponsors and in other dosage forms and formulations. As a result, we may seek FDA marketing approval of our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, which, if available to us, would allow any new drug application, or NDA, we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and efficacy of approved compounds. This may expedite the development program for our product candidates by potentially decreasing the overall scope of work we must do ourselves.

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $198.9 million as of March 31, 2010. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. We expect to continue to incur net losses for at least the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates in development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to raise additional capital and expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended March 31, 2010, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Conducting a significant amount of research and development is central to our business model. Through March 31, 2010, we had incurred approximately $189.5 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects. Pursuant to the AstraZeneca Agreement, AstraZeneca reimbursed our development costs related to the UDB program beginning on the effective date of February 2, 2009. The agreement was terminated on July 8, 2009, and we suspended development of UDB in the third quarter of 2009.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects for the three months ended March 31, 2010 and 2009, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended March 31,		Period from July 3, 2003 ( Date of Inception) through March 31, 2010
	2010	2009
Our product candidates:
LEVADEX	90%	49%	53%
UDB (suspended)	—	46%	38%
Other projects	10%	5%	9%

Total	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through March 31, 2010, we had incurred approximately $51.1 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

Collaboration revenue includes amortization of the nonrefundable upfront payment and reimbursement of qualified development expenses from AstraZeneca. Collaboration revenue for the quarter ended March 31, 2010, as compared to the same period in 2009, is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Collaboration revenue	$—	$7,484

Revenue for the first quarter ended March 31, 2010 was $0 compared to $7.5 million for the same period in 2009. The revenue recognized in the first quarter of 2009 related to the amortization of a $40.0 million upfront payment received in February 2009 and to reimbursements for UDB-related development expenses, pursuant to the AstraZeneca Agreement. The AstraZeneca Agreement was terminated in July 2009, and we suspended development of UDB in the third quarter of 2009.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
Research and development expenses	$9,786	$14,075	$(4,289)	(31)%

The decrease in research and development expenses for the three months ended March 31, 2010 was driven primarily by a decrease of $4.9 million in clinical and other related expenses to support the UDB Phase 3 clinical program as a result of suspending the development of our UDB product candidate in the third quarter of 2009, partially offset by an increase of $0.3 million in other general research and development expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
Sales, general and administrative expenses	$3,881	$2,808	$1,073	38%

The increase in sales, general and administrative expenses was related primarily to an increase of $0.5 million in personnel related expenses, including stock-based compensation, and an increase of $0.4 million in professional services and LEVADEX related marketing activities.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
Interest income	$4	$85	$(81)	(95)%

The decrease in interest income was due primarily to a decrease in market interest rates. We expect our interest income to fluctuate in the future due to changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
Interest expense	$393	$602	$(209)	(35)%

The decrease in interest expense was due primarily to lower debt balances related to the 2008 Working Capital Loan. We expect our interest expense to fluctuate in the future with average debt balances.

Other Expense, Net

Other expense, net, and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
Other expense, net	$2	$4	$(2)	*

*	not meaningful

For the three months ended March 31, 2010 compared to the same period in 2009, other expense, net was relatively unchanged.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of March 31, 2010 we had an accumulated deficit of $198.9 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments, as follows:

•	Prior to our IPO in October 2007, we received net proceeds of $106.7 million from the issuance of convertible notes and convertible preferred stock;

•	With the completion of our IPO, we received net proceeds of $62.1 million after deducting expenses and underwriters’ discounts and commissions;

•

In August 2009, we completed a follow-on public offering in which we sold and issued 3,500,000 shares of our common stock at a price of $9.70 per share. We raised a total of $34.0 million in gross proceeds or approximately $31.6 million in net proceeds after deducting expenses and underwriters’ discounts and commissions;

•

In connection with our equity line of credit with Azimuth, in January 2010, we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million or approximately $19.7 million after deducting estimated offering expenses;

•	In 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital and a $1.0 million loan facility to finance equipment purchases;

•	In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan, in order to repay the earlier working capital loan and to support general corporate purposes; and

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca.

As of March 31, 2010, we had approximately $69.2 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(14,247)	$24,245
Investing activities	(1,004)	12,638
Financing activities	18,709	(1,105)

Net cash provided by (used in) operating activities. We used $14.2 million of cash for operating activities for the three months ended March 31, 2010, compared to receiving cash of $24.2 million for the corresponding period in 2009. The usage of cash of $14.2 million for the three months ended March 31, 2010 was due primarily to a net loss of $14.1 million and a decrease in accrued liabilities of $2.3 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $1.5 million. The cash provided by operating activities for the three months ended March 31, 2009 was due primarily to a $40.0 million nonrefundable upfront payment we received from AstraZeneca, partially offset by a net loss of $9.9 million for the three months ended March 31, 2009 and by an increase in accounts receivable of $4.7 million from AstraZeneca. The AstraZeneca Agreement was terminated in July 2009.

Net cash provided by (used in) investing activities. We used $1.0 million of cash for investing activities for the three months ended March 31, 2010, compared to receiving cash of $12.6 million for the corresponding period in 2009. The usage of cash of $1.0 million for the three months ended March 31, 2010 was due primarily to purchase of property and equipment. The cash provided by investing activities for the three months ended March 31, 2009 was due primarily to sales and maturities of our short-term investments of $12.7 million. There were no purchases of investments for the three months ended March 31, 2009.

Net cash provided by (used in) financing activities. We received $18.7 million of cash from financing activities for the three months ended March 31, 2010, compared to the usage of cash of $1.1 million for the corresponding period in 2009. The cash provided by financing activities was due primarily to the net proceeds of approximately $19.7 million from the issuance of our common stock from the drawdown of the equity line of credit and proceeds from sales of shares through equity plans of $0.8 million, partially offset by the repayment of debt of $1.8 million. The usage of cash of $1.1 million for the three months ended March 31, 2009 was due primarily to the repayments of $1.2 million of outstanding debt in the three months ended March 31, 2009.

Equity Line of Credit

On November 11, 2009, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Azimuth, which provides us with what is sometimes termed an equity line of credit arrangement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth committed to purchase up to $60 million worth of shares of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Purchase Agreement. From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over ten consecutive trading days or such other period mutually agreed upon by Azimuth and us, with each draw down subject to limitations based on the price of our common stock and a maximum limit of 2.5% of our market capitalization at the time of such draw down, or such other limit as mutually agreed upon by Azimuth and us.

On January 11, 2010, we presented Azimuth with a draw down notice, which was subsequently amended. On January 28, 2010, we sold an aggregate of 1,527,695 shares of our common stock to Azimuth under the Purchase Agreement at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million. We received net proceeds from the sale of these shares of approximately $19.7 million after deducting estimated offering expenses of approximately $335,000, including the placement agent fee of $200,000 paid in connection with this offering. The offering price of these shares was established with reference to the volume weighted average prices of our common stock on The NASDAQ Global Market for the period beginning January 12, 2010 and ending January 26, 2010, net of a weighted average discount of approximately 4.5% per share.

Agreement with Nektar

Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2010, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under the Nektar Agreement, when and if certain regulatory and commercial milestones are met. We paid $0, $0 and $2.6 million related to milestones for the three months ended March 31, 2010 and 2009 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2010. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or the Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under certain of Elan’s intellectual property rights related to our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of March 31, 2010, we may be required to make future nonrefundable milestone payments of up to $16.5 million related to products developed under the Elan Agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met. We paid $0, $0 and $4.0 million for the three months ended March 31, 2010 and 2009 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2010. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005, amended subsequently, which describes the terms and conditions for clinical and commercial supply of product intermediate for our UDB product candidate.

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

We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of any future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our condensed consolidated financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of March 31, 2010, the period covered by this report.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $40.1 million, $72.9 million and $9.0 million, for the years ended December 31, 2007, 2008 and 2009, respectively and $14.1 million for the quarter ended March 31, 2010. As of March 31, 2010, we had a deficit accumulated during development stage of approximately $198.9 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to have substantial expenses as we continue with our Phase 3 clinical program for LEVADEX, our most advanced product candidate, and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, collaboration payments and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca, or the AstraZeneca Agreement, related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future development activities conducted for the U.S. registration of our UDB product candidate, subject to the terms and conditions of the AstraZeneca Agreement. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. If we are unable to develop and commercialize our other product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect to have substantial research and development expenses in connection with our ongoing activities, particularly as we focus on and proceed with our Phase 3 clinical program of LEVADEX, our most advanced product candidate. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and UDB. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In July 2009, we announced that we were suspending development of UDB, after our partner AstraZeneca terminated our license agreement. We are now largely dependent on the success of one product candidate, LEVADEX, for which we are conducting a Phase 3 clinical development program. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development, regulatory approval and commercialization of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the clinical trial process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the study is ongoing. Although we had planned to initiate a second Phase 3 efficacy study in the first quarter of 2010, we have been informed by the FDA that a second pivotal efficacy study is not required for submission of our NDA. We are conducting additional clinical trials, including a pharmacokinetics trial in approximately 24 adult smokers comparing them to approximately 24 non-smokers and a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiogram before submitting an application to the FDA for regulatory approval. We expect treatment in our remaining LEVADEX clinical trials to be completed in 2010. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective in our planned clinical trials, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

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

If we are required to conduct additional clinical trials or other testing of our LEVADEX product candidate beyond those that we currently contemplate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate. We are conducting a Phase 3 clinical program for LEVADEX. We are completing our long-term safety extension and are currently conducting a pharmacokinetics trial and a pharmacodynamics trial in support of our new drug application for LEVADEX. We may not be able to obtain approval for indications that are as broad as intended or we may obtain approval for indications different than those indications for which we seek approval. Furthermore we may not be able to obtain approval for any of our other product candidates.

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

In May 2009, we announced top-line results from the efficacy portion of our Phase 3 trial of LEVADEX, indicating that the trial met all four of its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of this Phase 3 trial is ongoing. In order to obtain regulatory approval for LEVADEX, we need to complete this long-term safety extension trial and other clinical trials, including a pharmacokinetics trial and a pharmacodynamics trial. The data collected from our clinical trials may not be adequate to support regulatory approval of LEVADEX or any of our other product candidates. Even if we obtain regulatory approval of a product candidate, the FDA may require continuing evaluation and study of our product through clinical trials as a condition of any approval. Despite the results reported in prior clinical trials for our product candidates, we do not know whether subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For example, after receiving positive data from a previous Phase 2 trial, in February 2009 we announced top-line results from our Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo.

If clinical trials of our LEVADEX product candidate or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere or show undesirable side effects, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of LEVADEX or any other product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results. In such cases, we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing, or we may decide not to pursue further development of a product candidate, such as the case of our UDB product candidate, where top-line results of our Phase 3 clinical trial indicated that the trial failed to meet the primary endpoints. Subsequently we suspended development of UDB. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in our inability to obtain regulatory approval by the FDA and other regulatory authorities.

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

Data obtained from pre-clinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. In addition, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug - drug interactions that could impact potential product safety. At this point in time, we have not been requested to perform drug - drug interaction studies, but any such request may delay any potential product approval and will increase our expenses associated with our clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

If approved for the treatment of acute migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for treatment of migraine are in the triptan class. The largest selling triptan is sumatriptan with 2009 sales of approximately $800 million in the United States including approximately $600 million from generics and $200 million from branded Imitrex from GlaxoSmithKline. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the treatment of acute migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat acute migraine and compete with LEVADEX. In addition, Allergan, Inc. is developing Botox botulinum toxin for the potential treatment of chronic migraine.

We also may face competition from generic sumatriptan, the active ingredient in Imitrex. The FDA has approved generic versions of sumatriptan. Although we believe generic sumatriptan could not be substituted for LEVADEX, a generic version of sumatriptan may be more quickly adopted by health insurers and patients than LEVADEX. Financial pressure to use generic products and uncertainty of reimbursement for single source alternatives, such as LEVADEX, may encourage the use of a generic product over LEVADEX.

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

On July 8, 2009, we received a notice of termination of our AstraZeneca Agreement related to our UDB product candidate. Our AstraZeneca Agreement provided that AstraZeneca could terminate the agreement in the event that the primary endpoints of our Phase 3 clinical trial of UDB were not met. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. In addition, our earlier stage product portfolio includes MAP0005 and MAP0001. We have no current intention to further develop either of these earlier stage product candidates independently. Developing pharmaceutical products, conducting clinical trials, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we may establish partnerships for further development and commercialization of these two product candidates. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements, if any. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may not be successful. If we seek partners to help develop MAP0005 and MAP0001, but are unable to reach agreements with suitable partners, we may fail to commercialize the affected product or program.

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

As of March 31, 2010, we had 92 full-time employees. We may need to expand our managerial, operational, administrative and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our Phase 3 clinical program for LEVADEX and other additional trials effectively, conducted with numerous vendors at numerous clinical sites; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management, scientific and clinical personnel in the future due to competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Silicon Valley area of California. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. Fluctuations in the market prices of many equity securities often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock.

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

Date: May 5, 2010

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Chief Financial Officer (Principal Financial Officer)