Form 10-Q
period 2010-06-30
MAP Pharmaceuticals, Inc.
filed 2010-08-06
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, the registrant had outstanding 26,603,932 shares of Common Stock.

		PAGE
PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 and as of December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and the cumulative period from July 3, 2003 (inception) to June 30, 2010	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the cumulative period from July 3, 2003 (inception) to June 30, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	42

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$55,330	$65,776
Prepaid expenses and other current assets	455	620

Total current assets	55,785	66,396
Property and equipment, net	4,536	4,164
Other assets	41	126
Restricted investment	310	310

Total assets	$60,672	$70,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,407	$2,916
Accrued liabilities	8,432	11,568
Current portion of long-term debt	7,653	7,283

Total current liabilities	17,492	21,767
Long-term debt, net of current	3,558	7,337
Other liabilities	129	90

Total liabilities	21,179	29,194

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	260	241
Additional paid-in capital	250,671	226,452
Deficit accumulated during the development stage	(211,438)	(184,891)

Total stockholders’ equity	39,493	41,802

Total liabilities and stockholders’ equity	$60,672	$70,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) to June 30, 2010
	2010	2009	2010	2009
Collaboration revenue	$—	$8,645	$—	$16,129	$54,166
Operating expenses:
Research and development	8,242	9,628	18,028	23,703	197,722
Sales, general and administrative	3,910	3,437	7,791	6,245	54,992

Total operating expenses	12,152	13,065	25,819	29,948	252,714

Loss from operations	(12,152)	(4,420)	(25,819)	(13,819)	(198,548)
Interest income	2	26	6	111	6,374
Interest expense	(339)	(551)	(732)	(1,153)	(6,483)
Other expense, net	—	(24)	(2)	(28)	(764)

Net loss	(12,489)	(4,969)	(26,547)	(14,889)	(199,421)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net loss attributed to common stockholders	$(12,489)	$(4,969)	$(26,547)	$(14,889)	$(213,346)

Net loss per share attributed to common stockholders — basic and diluted	$(0.47)	$(0.24)	$(1.01)	$(0.72)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders — basic and diluted	26,480,166	20,699,343	26,167,861	20,641,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Period from July 3, 2003 (Date of Inception) to June 30, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(26,547)	$(14,889)	$(199,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	641	751	5,297
Accretion of investment discounts, net	—	(1)	(1,595)
Amortization of debt issuance costs	—	—	210
Accretion of debt payment premium	142	212	833
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Stock-based compensation	3,094	2,563	14,363
Loss on disposal of equipment and other non-cash items	306	79	1,373
Changes in operating assets and liabilities:
Accounts receivable	—	(5,174)	—
Prepaid expenses and other current assets	165	433	(680)
Other assets	85	—	99
Accounts payable	(1,509)	1,233	1,378
Accrued liabilities	(3,136)	(5,600)	8,354
Deferred revenue	—	33,104	—
Other liabilities	39	14	129

Net cash provided by (used in) operating activities	(26,720)	12,725	(168,988)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,319)	(280)	(10,760)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	12,740	171,411
Purchase of restricted investment	—	—	(310)

Net cash provided by (used in) investing activities	(1,319)	12,460	(9,568)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Adjustment to issuance cost related to IPO	—	—	(9)
Proceeds from sales of shares through equity plans	1,479	516	3,428
Repayment of debt	(3,551)	(2,874)	(20,728)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	19,665	—	19,665
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,177
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	—	—	31,619
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	17,593	(2,358)	223,886

Net increase (decrease) in cash and cash equivalents	(10,446)	22,827	55,330
Cash and cash equivalents at beginning of period	65,776	31,927	—

Cash and cash equivalents at end of period	$55,330	$54,754	$55,330

Supplemental disclosures of cash flow information
Cash paid for interest	$590	$937	$5,339

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

The year-end condensed balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2009.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaboration revenue over the research and development period pursuant to the agreement. Such period generally represents the research and development period set forth in the agreement between our third-party collaborator and us. The research and development period is estimated at the inception of the arrangement and is periodically reevaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. We evaluate the appropriate period based on research progress attained and reevaluate the period when significant changes occur. If the collaboration agreement is terminated, all the remaining unamortized deferred revenue will be recognized as collaboration revenue on the date of termination.

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

Pre-clinical Study and Clinical Trial Accruals

We estimate our pre-clinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations, or CROs, that conduct and manage pre-clinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. Pre-clinical study and clinical trial expenses include the following:

•	fees paid to CROs in connection with pre-clinical studies;

•	fees paid to CROs and investigative sites in connection with clinical trials; and

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718 Compensation – Stock Compensation, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(12,489)	$(4,969)	$(26,547)	$(14,889)
Net change in unrealized loss on available-for-sale investments	—	—	—	(44)

Comprehensive loss	$(12,489)	$(4,969)	$(26,547)	$(14,933)

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

The numerator and denominator used in the calculation of basic and diluted net loss per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net loss attributed to common stockholders	$(12,489)	$(4,969)	$(26,547)	$(14,889)

Denominator
Weighted average common shares outstanding	26,480,166	20,699,343	26,167,861	20,641,878

Basic and diluted net loss per share	$(0.47)	$(0.24)	$(1.01)	$(0.72)

The following outstanding common stock options, common stock issuable pursuant to the ESPP, warrants to purchase common stock and performance-based restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2010	2009
Options to purchase common stock	4,081,932	3,911,830
Common stock issuable pursuant to the ESPP	9,080	30,971
Warrants to purchase common stock	26,903	73,989
Performance-based restricted stock units	98,000	—

Recent Accounting Pronouncements

On April 29, 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2010-17 will have a material impact on our condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as ASU 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our condensed consolidated financial statements.

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

Total collaboration revenue recognized under the AstraZeneca Agreement was $0 for the three and six months ended June 30, 2010, compared to $8.6 million and $16.1 million, respectively, for the same periods in 2009, and $54.2 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2010. The revenue recognized in the three and six months ended June 30, 2009 was related to the amortization of a $40.0 million upfront payment received in February 2009 and to reimbursements for UDB-related development expenses pursuant to the AstraZeneca Agreement.

Agreement with Nektar

Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2010, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under the Nektar Agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and six months ended June 30, 2010 and 2009. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2010. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

         Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or the Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under certain of Elan’s intellectual property rights related to our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2010, we may be required to make future nonrefundable milestone payments of up to $16.5 million related to products developed under the Elan Agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met. We paid $0 for both the three and six months ended June 30, 2010 and 2009. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2010. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005, amended subsequently, which describes the terms and conditions for clinical and commercial supply of product intermediate for our UDB product candidate.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In August 2010, our agreement with Elan Pharma International Limited terminated. Please refer to Note 8 Subsequent Event for more information.

NOTE 4. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted ASC 820, Fair Value Measurements, as it relates to financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840 Accounting for Leases, which establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following was a summary of our cash, cash equivalents and restricted investment as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	Amortized Cost	As of June 30, 2010
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,172	$—	$2,172
Certificates of deposit	310	—	310
Money market funds	53,158	—	53,158

	$55,640	$—	$55,640

Reported as:
Cash and cash equivalents			$55,330
Restricted investment			310

			$55,640

	Amortized Cost	As of December 31, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$4,620	$—	$4,620
Certificates of deposit	310	—	310
Money market funds	61,156	—	61,156

	$66,086	$—	$66,086

Reported as:
Cash and cash equivalents			$65,776
Restricted investment			310

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

As of June 30, 2010 and December 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$310	$—	$310
Money Market Funds	53,158	—	—	53,158

Total	$53,158	$310	$—	$53,468

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	61,156	—	—	61,156

Total	$61,156	$310	$—	$61,466

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

The carrying amount for our debt reported in the condensed consolidated balance sheet as of June 30, 2010 was $11.2 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $10.9 million at June 30, 2010.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Clinical trial related	$5,214	$7,573
Payroll and related expenses	2,482	2,932
Professional services	637	905
Other	99	158

	$8,432	$11,568

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debt

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or the Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bore interest at an annual interest rate of 9.5% and was fully paid as of September 30, 2009.

In May 2008, we entered into an additional loan agreement, or the 2008 Working Capital Loan, for $20.0 million, in order to repay an earlier working capital loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of this agreement. The 2008 Working Capital Loan had interest-only payments up to and including January 2009, matures in October 2011, and includes customary loan covenants. As of June 30, 2010, we were in compliance with these loan covenants.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property.

Our debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Principal amount	$10,377	$13,929
Plus: premium, based on imputed interest rate of 12%	834	691

	11,211	14,620
Less: current portion of debt	7,653	7,283

Long-term portion	$3,558	$7,337

As of June 30, 2010, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2010 (remaining six months)	$4,172
2011	7,952

Total debt payments	$12,124

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

Rent expense was approximately $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2010, compared to $0.3 million and $0.6 million, respectively, for the same periods in 2009. Rent expense was approximately $5.2 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2010.

As of June 30, 2010, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2010 (remaining six months)	$657
2011	1,357
2012	700

Total minimum lease payments	$2,714

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at June 30, 2010 and December 31, 2009.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Warrants

In March 2010, warrants representing 24,668 shares were exercised, resulting in a net issuance of 12,295 shares. As of June 30, 2010, we had outstanding warrants to purchase an aggregate of 26,903 shares of common stock, exercisable at a price of $7.43 per share. The remaining warrants were issued in connection with an earlier working capital loan agreement and expire in September 2013.

Stock Option Activities

For the six months ended June 30, 2010, stock option activity under our 2007 Equity Award Plan, or the 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2009	3,628,845	$7.30
Options granted	812,981	$16.05
Options exercised	(288,424)	$3.92
Options cancelled	(71,470)	$10.56

Balances, at June 30, 2010	4,081,932	$9.22

As of June 30, 2010, we had 1,989,010 shares of common stock available for grant under the 2007 Plan.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, shares purchased under the ESPP, and performance-based restricted stock units, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$736	$516	$1,342	$992
Sales, general and administrative	872	735	1,752	1,510

	$1,608	$1,251	$3,094	$2,502

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.9% - 2.5%	1.7% - 2.5%	1.9% - 2.5%	1.6% - 2.5%
Expected volatility	62%	64%	62% - 63%	62% - 64%
Expected term (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.1% - 0.2%	0.3%	0.1% - 0.2%	0.3%
Expected volatility	47% - 76%	95% - 99%	47% - 76%	95% - 99%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

Risk-Free Interest Rate: The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options or shares from the ESPP.

Expected Volatility: The expected stock price volatility of stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar to us in size, stage of life-cycle and financial leverage. We will continue to analyze the expected stock price volatility of stock option as more historical data for our common stock becomes available. Effective on January 1, 2010, the expected stock price volatility for shares from the ESPP is determined based on our own historical stock price volatilities.

Expected Term: The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that we have had with stock option grants as well as the expected term of industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for the full term of our stock options. We will continue to analyze the expected term of stock options as more historical data for our common stock becomes available. The expected term for shares from the ESPP is determined based on the length of offering periods for the ESPP.

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

As of June 30, 2010, there were unrecognized compensation costs of approximately $8.0 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.5 years.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Performance-Based Restricted Stock Units: On February 2, 2010, the Compensation Committee of the Board of Directors approved awards of 98,000 performance-based restricted stock units from the 2007 Plan to certain of our employees. These awards will convert into shares of our common stock upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee are achieved. No performance shares will vest if the performance goals are not met. Each vested performance share will convert into one share of our common stock on the vesting date. The fair value of the performance-based restricted stock units was determined using the stock price of our common stock on the date of the grant which was $16.19. A probability assessment that performance goals will be achieved is made quarterly. The compensation expense is recognized over the vesting period, and is adjusted periodically for any changes to our probability assessment of the number of performance shares expected to vest as a result of our achievement of the performance goals. For the three and six months ended June 30, 2010, we recorded compensation expense of $171,000 and $285,000, respectively, related to performance-based restricted stock units. As of June 30, 2010, there were unrecognized compensation costs of approximately $1.0 million, net of estimated forfeitures, related to performance-based restricted stock units.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $0 for the three and six months ended June 30, 2010, compared to $43,000 and $61,000, respectively, for the same periods in 2009. We recorded stock-based compensation expense for non-employees of $0.9 million for the cumulative period from July 3, 2003 (date of inception) through June 30, 2010.

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

NOTE 8. SUBSEQUENT EVENT

In August 2010, our agreement with Elan Pharma International Limited terminated as a result of our election not to extend the agreement. We are not currently developing any product candidates requiring the technology licensed in the Elan Agreement, and we do not believe that termination of the Elan Agreement will have a material impact on our condensed consolidated financial statements.

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

Patients taking LEVADEX therapy had statistically significant improvement at two hours compared to patients on placebo for each of the primary endpoints:

•	Pain relief: 58.7% of patients who received LEVADEX compared with 34.5% for placebo (p<0.0001);

•	Phonophobia free: 52.9% of patients who received LEVADEX compared with 33.8% for placebo (p<0.0001);

•	Photophobia free: 46.6% of patients who received LEVADEX compared with 27.2% for placebo (p<0.0001); and

•	Nausea free: 67.1% of patients who received LEVADEX compared with 58.7% for placebo (p=0.02).

A total of 792 patients were included in the primary data analysis as specified in the protocol of the FREEDOM-301 study. The patient population studied had more severe migraine pain than anticipated, with 46% reporting severe pain and 54% reporting moderate pain prior to administration of the study drug.

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

In May 2010, we announced that we currently expected to file an NDA, for LEVADEX with the FDA during the first half of 2011. We also announced that we will conduct a thorough QT clinical trial, to evaluate whether LEVADEX has an effect on QT interval as measured by electrocardiogram, in support of the NDA.

In July 2010, we announced results from a clinical trial comparing the pharmacokinetics, or PK, and safety of LEVADEX orally inhaled migraine therapy with intravenous DHE in 23 smokers and 24 non-smokers. The trial was designed to measure whether systemic absorption and exposure in smokers is greater than in non-smokers. In the trial, the systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers.

We are currently conducting, or plan to conduct, an ongoing twelve month open label safety extension of the FREEDOM 301 trial, a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiogram and a thorough QT trial evaluating whether LEVADEX has an effect on QT interval as measured by electrocardiogram, in support of our application to the FDA for regulatory approval. We expect treatment in our remaining LEVADEX clinical trials to be completed in 2010.

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

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $211.4 million as of June 30, 2010. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. We expect to continue to incur net losses for at least the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates in development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to raise additional capital and expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the six months ended June 30, 2010, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Financial Overview

Collaboration Revenue

We recognize revenues from collaborative research and development activities. Collaboration revenue, which is earned under agreements with third parties for research and development activities, may include nonrefundable upfront payments, cost reimbursements and milestone payments.

Research and Development Expenses

Research and development costs include, but are not limited to: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) milestone payments paid to our collaborative partners who work on our processing and supply of clinical trial material; (iii) the cost of manufacturing and supplying clinical trial materials; (iv) payments to contract service organizations, as well as consultants; (v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies; and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

Conducting a significant amount of research and development is central to our business model. Through June 30, 2010, we had incurred approximately $197.7 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects. Pursuant to the AstraZeneca Agreement, AstraZeneca reimbursed our development costs related to the UDB program beginning on the effective date of February 2, 2009. The agreement was terminated on July 8, 2009, and we suspended development of UDB in the third quarter of 2009.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects for the three and six months ended June 30, 2010 and 2009, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) through June 30, 2010
	2010	2009	2010	2009
Our most advanced product candidates:
LEVADEX	89%	69%	89%	57%	54%
UDB (suspended)	—	22%	—	36%	36%
Other projects	11%	9%	11%	7%	10%

Total	100%	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through June 30, 2010, we had incurred approximately $55.0 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

Collaboration revenue in 2009 includes amortization of the nonrefundable upfront payment and reimbursement of qualified development expenses from AstraZeneca. Collaboration revenue for the three and six months ended June 30, 2010, as compared to the same periods in 2009, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenue	$—	$8,645	$—	$16,129

Revenue was $0 for the three and six months ended June 30, 2010, compared to $8.6 million and $16.1 million, respectively, for the same periods in 2009. The revenue recognized in the three and six months ended June 30, 2009 related to the amortization of a $40.0 million upfront payment received in February 2009 and to reimbursements for UDB-related development expenses, pursuant to the AstraZeneca Agreement. The AstraZeneca Agreement was terminated in July 2009, and we suspended development of UDB in the third quarter of 2009.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Research and development expenses	$8,242	$9,628	$(1,386)	(14)%	$18,028	$23,703	$(5,675)	(24)%

For the three months ended June 30, 2010 compared to the same period in 2009, the decrease in research and development expenses was due primarily to a decrease of $1.1 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program and a decrease of $0.4 million in clinical and other project expenses to support the UDB Phase 3 clinical program as a result of suspending the development of our UDB product candidate in the third quarter of 2009.

For the six months ended June 30, 2010 compared to the same period in 2009, the decrease in research and development expenses was due primarily to a decrease of $5.3 million in clinical and other project expenses to support the UDB Phase 3 clinical program as a result of suspending the development of our UDB product candidate in the third quarter of 2009 and a decrease of $1.1 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program, partially offset by an increase of $0.5 million in other expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Sales, general and administrative expenses	$3,910	$3,437	$473	14%	$7,791	$6,245	$1,546	25%

For the three months ended June 30, 2010 compared to the same period in 2009, the increase in sales, general and administrative expenses was due primarily to an increase of $0.2 million in professional services and LEVADEX related marketing activities, and an increase of $0.2 million in personnel related expenses, including stock-based compensation.

For the six months ended June 30, 2010 compared to the same period in 2009, the increase in sales, general and administrative expenses was due primarily to an increase of $0.6 million in professional services and LEVADEX related marketing activities, and an increase of $0.6 million in personnel related expenses, including stock-based compensation.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Interest income	$2	$26	$(24)	(92)%	$6	$111	$(105)	(95)%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the decrease in interest income was due primarily to a decrease in cash and cash equivalents balances, as well as decreased market interest rates for the three and six month periods ended June 30, 2010 as compared to June 30, 2009.

We expect our interest income to fluctuate in the future due to changes in market interest rates and average investment balances.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Interest expense	$339	$551	$(212)	(38)%	$732	$1,153	$(421)	(37)%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the decrease in interest expense was due primarily to lower debt balances related to the 2008 Working Capital Loan.

We expect our interest expense to fluctuate in the future with average debt balances.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of June 30, 2010 we had an accumulated deficit of $211.4 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

•

In January 2010, we accessed our equity line of credit with Azimuth and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million or approximately $19.7 million after deducting estimated offering expenses;

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

As of June 30, 2010, we had approximately $55.3 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(26,720)	$12,725
Investing activities	(1,319)	12,460
Financing activities	17,593	(2,358)

Net cash provided by (used in) operating activities. We used $26.7 million of cash for operating activities for the six months ended June 30, 2010, compared to receiving cash of $12.7 million for the corresponding period in 2009. The usage of cash of $26.7 million for the six months ended June 30, 2010 was due primarily to a net loss of $26.5 million and a decrease in accrued liabilities of $3.1 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $3.1 million. The cash provided by operating activities for the six months ended June 30, 2009 was due primarily to a $40.0 million nonrefundable upfront payment we received from AstraZeneca, partially offset by a net loss of $14.9 million for the six months ended June 30, 2009 and by an increase in accounts receivable of $5.2 million from AstraZeneca. The AstraZeneca Agreement was terminated in July 2009.

Net cash provided by (used in) investing activities. We used $1.3 million of cash for investing activities for the six months ended June 30, 2010, compared to receiving cash of $12.5 million for the corresponding period in 2009. The usage of cash of $1.3 million for the six months ended June 30, 2010 was due primarily to purchase of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2009 was due primarily to sales and maturities of our short-term investments of $12.7 million.

Net cash provided by (used in) financing activities. We received $17.6 million of cash from financing activities for the six months ended June 30, 2010, compared to the usage of cash of $2.4 million for the corresponding period in 2009. The cash provided by financing activities was due primarily to the net proceeds of approximately $19.7 million from the issuance of our common stock from the drawdown of the equity line of credit with Azimuth and proceeds from sales of shares through equity plans of $1.5 million, partially offset by the repayment of debt of $3.6 million. The cash usage for the six months ended June 30, 2009 was due primarily to the repayment of debt of $2.9 million.

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

Agreement with Nektar

Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2010, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under the Nektar Agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and six months ended June 30, 2010 and 2009. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2010. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or the Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under certain of Elan’s intellectual property rights related to our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. As of June 30, 2010, we may be required to make future nonrefundable milestone payments of up to $16.5 million related to products developed under the Elan Agreement, when and if certain regulatory and commercial milestones under the Elan Agreement are met. We paid $0 for both the three and six months ended June 30, 2010 and 2009. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2010. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005, amended subsequently, which describes the terms and conditions for clinical and commercial supply of product intermediate for our UDB product candidate.

In August 2010, our agreement with Elan Pharma International Limited terminated as a result of our election not to extend the agreement. We are not currently developing any product candidates requiring the technology licensed in the Elan Agreement, and we do not believe that termination of the Elan Agreement will have a material impact on our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

On April 29, 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2010-17 will have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as ASU 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our condensed consolidated financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three and six months ended June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of June 30, 2010, the period covered by this report.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $40.1 million, $72.9 million and $9.0 million, for the years ended December 31, 2007, 2008 and 2009, respectively and $12.5 million and $26.5 million for the quarter and six months ended June 30, 2010, respectively. As of June 30, 2010, we had a deficit accumulated during development stage of approximately $211.4 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to have substantial expenses as we continue with our Phase 3 clinical program for LEVADEX, our most advanced product candidate, and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, collaboration payments and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca, or the AstraZeneca Agreement, related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future development activities conducted for the U.S. registration of our UDB product candidate, subject to the terms and conditions of the AstraZeneca Agreement. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. If we are unable to develop and commercialize our other product candidates, including pursuant to strategic partnerships, or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our most advanced product candidate, LEVADEX for the potential treatment of migraine;

•	potential risks related to any collaborations we may enter into for our product candidates, including LEVADEX;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	the success of clinical trials of our LEVADEX product candidate or future product candidates;

•	any delays in regulatory review and approval of product candidates in development;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	market acceptance of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to establish an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize LEVADEX;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products outside of the United States;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market ;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and UDB. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In July 2009, we announced that we were suspending development of UDB, after our partner AstraZeneca terminated our license agreement. We are now largely dependent on the success of one product candidate, LEVADEX, for which we are conducting a Phase 3 clinical development program. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development, regulatory approval and commercialization of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the clinical trial process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the study is ongoing. Although we had planned to initiate a second Phase 3 efficacy study in the first quarter of 2010, we have been informed by the FDA that a second pivotal efficacy study is not required for submission of our NDA. We have completed a pharmacokinetics trial in 23 adult smokers comparing them to 24 adult non-smokers. The trial was designed to measure whether the systemic absorption of LEVADEX is higher and exposure to DHE is greater in smokers than in non-smokers. In the trial, the systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. We are conducting or plan to conduct additional clinical trials, including a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiograms and a thorough QT trial evaluating whether LEVADEX has an effect on QT interval as measured by electrocardiograms in support of our application to the FDA for regulatory approval. We expect treatment in our remaining LEVADEX clinical trials to be completed in 2010. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective in our planned clinical trials, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

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

We are conducting a Phase 3 clinical program for LEVADEX. We recently completed a pharmacokinetics trial in healthy adult smokers and non-smokers. We are completing our long-term safety extension, are currently conducting a pharmacodynamics trial and plan to conduct a thorough QT trial in support of our NDA for LEVADEX. If we are required to conduct additional clinical trials or other testing of our LEVADEX product candidate beyond those that we currently contemplate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate. We may not be able to obtain approval for indications that are as broad as intended or we may obtain approval for indications different than those indications for which we seek approval. Furthermore we may not be able to obtain approval for any of our other product candidates.

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

In May 2009, we announced top-line results from the efficacy portion of our Phase 3 trial of LEVADEX, indicating that the trial met all four of its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of this Phase 3 trial is ongoing. In July 2010, we announced that in a pharmacokinetics trial of LEVADEX, systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. In order to obtain regulatory approval for LEVADEX, we need to complete this long-term safety extension trial, a pharmacodynamics trial and a thorough QT trial. The data collected from our clinical trials may not be adequate to support regulatory approval of LEVADEX or any of our other product candidates. Even if we obtain regulatory approval of a product candidate, the FDA may require continuing evaluation and study of our product through clinical trials as a condition of any approval. Despite the results reported in prior clinical trials for our product candidates, we do not know whether subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For example, after receiving positive data from a previous Phase 2 trial, in February 2009 we announced top-line results from our Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo.

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

Data obtained from pre-clinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. In addition, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug - drug interactions that could impact potential product safety. At this point in time, we have not been requested to perform drug - drug interaction studies, but any such requirement may delay any potential product approval and will increase our expenses associated with our clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

If approved for the treatment of acute migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for the treatment of migraine are in the triptan class. The largest selling triptan is sumatriptan with 2009 sales of approximately $800 million in the United States, including approximately $600 million from generics and $200 million from branded Imitrex from GlaxoSmithKline. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the treatment of acute migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat acute migraine and compete with LEVADEX. In addition, Allergan, Inc. is developing Botox botulinum toxin for the potential treatment of chronic migraine.

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

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals, including employees, to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We maintain limited insurance for the use of hazardous materials which may not be adequate to cover any claims. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts.

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

         On July 8, 2009, we received a notice of termination of our AstraZeneca Agreement related to our UDB product candidate. Our AstraZeneca Agreement provided that AstraZeneca could terminate the agreement in the event that the primary endpoints of our Phase 3 clinical trial of UDB were not met. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. In addition, our earlier stage product portfolio includes MAP0005 and MAP0001. We have no current intention to further develop either of these earlier stage product candidates independently. Developing pharmaceutical products, conducting clinical trials, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we may establish partnerships for further development and commercialization of these two product candidates. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements, if any. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may not be successful. If we seek partners to help develop MAP0005 and MAP0001, but are unable to reach agreements with suitable partners, we may fail to commercialize such products.

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

We are a party to a number of license agreements, including with Nektar Therapeutics UK Limited, pursuant to which we license key intellectual property, including intellectual property relating to our most advanced product candidate. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the license, in which event we might not be able to develop or market any product that is covered by the licensed patents. If we lose such license rights that are important to our product candidate, our business may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

As of June 30, 2010, we had 99 full-time employees. We may need to expand our managerial, operational, administrative and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•

manage our Phase 3 development program for LEVADEX, including clinical, manufacturing and regulatory activities in support of an NDA submission to the FDA and commercialization activities as we prepare for a potential product launch; and

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

Date: August 5, 2010

MAP PHARMACEUTICALS, INC.

By:	/S/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Chief Financial Officer (Principal Financial Officer)