Form 10-Q
period 2010-09-30
MAP Pharmaceuticals, Inc.
filed 2010-11-05
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2010, the registrant had outstanding 30,127,041 shares of Common Stock.

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 and as of December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and the cumulative period from July 3, 2003 (inception) to September 30, 2010	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and the cumulative period from July 3, 2003 (inception) to September 30, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	45

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41,816	$65,776
Prepaid expenses and other current assets	464	620

Total current assets	42,280	66,396
Property and equipment, net	4,903	4,164
Other assets	455	126
Restricted investment	310	310

Total assets	$47,948	$70,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,276	$2,916
Accrued liabilities	8,908	11,568
Current portion of long-term debt	7,845	7,283

Total current liabilities	19,029	21,767
Long-term debt, net of current	1,580	7,337
Other liabilities	123	90

Total liabilities	20,732	29,194

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	261	241
Additional paid-in capital	252,571	226,452
Deficit accumulated during the development stage	(225,616)	(184,891)

Total stockholders’ equity	27,216	41,802

Total liabilities and stockholders’ equity	$47,948	$70,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) to September 30, 2010
	2010	2009	2010	2009
Collaboration revenue	$—	$35,273	$—	$51,402	$54,166

Operating expenses:
Research and development	10,009	11,912	28,037	35,615	207,731
Sales, general and administrative	3,921	3,597	11,712	9,842	58,913

Total operating expenses	13,930	15,509	39,749	45,457	266,644

Income (loss) from operations	(13,930)	19,764	(39,749)	5,945	(212,478)
Interest income	5	7	11	118	6,379
Interest expense	(284)	(519)	(1,016)	(1,672)	(6,767)
Other income (expense), net	31	7	29	(21)	(733)

Net income (loss)	(14,178)	19,259	(40,725)	4,370	(213,599)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income (loss) attributed to common stockholders	$(14,178)	$19,259	$(40,725)	$4,370	$(227,524)

Net income (loss) per share attributed to common stockholders
Basic	$(0.53)	$0.84	$(1.55)	$0.20

Diluted	$(0.53)	$0.80	$(1.55)	$0.19

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	26,629,481	22,860,897	26,323,425	21,389,679

Diluted	26,629,481	24,054,236	26,323,425	22,505,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 3, 2003 (Date of Inception) to September 30, 2010
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(40,725)	$4,370	$(213,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	931	1,111	5,587
Accretion of investment discounts, net	—	(1)	(1,595)
Amortization of debt issuance costs	—	—	210
Accretion of debt payment premium	199	306	890
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Stock-based compensation	4,804	3,806	16,073
Loss on disposal of equipment and other non-cash items	306	675	1,373
Changes in operating assets and liabilities:
Accounts receivable	—	(2,704)	—
Prepaid expenses and other current assets	156	450	(689)
Other assets	83	(10)	97
Accounts payable	(640)	1,561	2,247
Accrued liabilities	(3,072)	(4,876)	8,418
Other liabilities	33	22	123

Net cash provided by (used in) operating activities	(37,925)	4,710	(180,193)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,976)	(748)	(11,417)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	12,740	171,411
Purchase of restricted investment	—	—	(310)

Net cash provided by (used in) investing activities	(1,976)	11,992	(10,225)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Adjustment to issuance cost related to IPO	—	—	(9)
Proceeds from sales of shares through equity plans	1,681	624	3,630
Repayment of debt	(5,394)	(4,637)	(22,571)
Proceeds from issuance of common stock resulting from equity financing transactions, net of issuance costs	19,654	31,607	113,450
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by financing activities	15,941	27,594	232,234

Net increase (decrease) in cash and cash equivalents	(23,960)	44,296	41,816
Cash and cash equivalents at beginning of period	65,776	31,927	—

Cash and cash equivalents at end of period	$41,816	$76,223	$41,816

Supplemental disclosures of cash flow information
Cash paid for interest	$818	$1,361	$5,567
Supplemental disclosures of noncash financing activities
Accrued deferred offering costs	$412	$—	$412

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

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the next several years. We believe that our existing cash and cash equivalents, together with the net proceeds of approximately $47.1 million from our equity offering completed in October 2010 (See Note 8 Subsequent Event for more information), will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and potential commercialization of LEVADEX and to fund the development and commercialization of any future product candidates. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(14,178)	$19,259	$(40,725)	$4,370
Net change in unrealized loss on available-for-sale investments	—	—	—	(44)

Comprehensive income (loss)	$(14,178)	$19,259	$(40,725)	$4,326

Net Loss per Share

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with ASC 260 Earnings per Share, for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, warrants, performance-based restricted stock units and shares issuable under our employee stock purchase plan, or ESPP, using the treasury stock method. Potential shares of common stock issuable from the exercise of outstanding stock options and warrants and pursuant to our ESPP and performance-based restricted stock units were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2010 because their inclusion would have been anti-dilutive.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributed to common stockholders	$(14,178)	$19,259	$(40,725)	$4,370
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	26,629,481	22,860,897	26,323,425	21,389,679

Basic income (loss) per common share	$(0.53)	$0.84	$(1.55)	$0.20

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	26,629,481	22,860,897	26,323,425	21,389,679
Add: Weighted average stock options	—	1,122,715	—	1,074,667
Add: Weighted average warrants	—	19,451	—	1,176
Add: Weighted average shares issuable under employee stock purchase plan	—	51,173	—	40,103

Weighted average common shares used in computing diluted net income (loss) per common share	26,629,481	24,054,236	26,323,425	22,505,625

Diluted income (loss) per common share	$(0.53)	$0.80	$(1.55)	$0.19

The following outstanding common stock options, common stock issuable pursuant to the ESPP, warrants to purchase common stock and performance-based restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of September 30,
	2010	2009
Options to purchase common stock	4,006,986	2,369,092
Common stock issuable pursuant to the ESPP	24,563	—
Warrants to purchase common stock	26,903	—
Performance-based restricted stock units	98,000	—

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

On April 29, 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We have to adopt the new pronouncement in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2010-17 will have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as ASU 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. We have to adopt the new pronouncement in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our condensed consolidated financial statements.

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

Total collaboration revenue recognized under the AstraZeneca Agreement was $0 for the three and nine months ended September 30, 2010, compared to $35.3 million and $51.4 million, respectively, for the same periods in 2009. Total collaboration revenue recognized under the AstraZeneca Agreement was $54.2 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2010. The revenue recognized in the three and nine months ended September 30, 2009 was related to the amortization of a $40.0 million upfront payment received in February 2009 and for reimbursements for UDB-related development expenses pursuant to the AstraZeneca Agreement.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Agreement with Nektar

Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2010, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under the Nektar Agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and nine months ended September 30, 2010 and 2009. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2010. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Elan

Under the April 2004 agreement, as amended, with Elan Pharma International Limited, or the Elan Agreement, Elan granted to us a worldwide, exclusive, sub-licensable license under certain of Elan’s intellectual property rights related to our UDB product candidate. We also agreed to pay royalties at specified rates based on net sales. We paid $0 for both the three and nine months ended September 30, 2010 and 2009. We paid $4.0 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2010. Either party may terminate the Elan Agreement upon a material, uncured default of the other party. We may terminate the agreement, with or without cause, at any time upon 90 days’ prior written notice. We also entered into a services agreement with Elan Drug Delivery International in February 2005, amended subsequently, which describes the terms and conditions for clinical and commercial supply of product intermediate for our UDB product candidate.

In August 2010, our agreement with Elan Pharma International Limited terminated as a result of our election not to extend the agreement. Our agreement with Elan Drug Delivery International also was terminated in August 2010. We currently are not developing any product candidates requiring the technology licensed in the Elan Agreement. The termination of the Elan Agreement did not have a material impact on our condensed consolidated financial statements.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following was a summary of our cash, cash equivalents and restricted investment as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	Amortized Cost	As of September 30, 2010
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,153	$—	$3,153
Certificates of deposit	310	—	310
Money market funds	38,663	—	38,663

	$42,126	$—	$42,126

Reported as:
Cash and cash equivalents			$41,816
Restricted investment			310

			$42,126

	Amortized Cost	As of December 31, 2009
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$4,620	$—	$4,620
Certificates of deposit	310	—	310
Money market funds	61,156	—	61,156

	$66,086	$—	$66,086

Reported as:
Cash and cash equivalents			$65,776
Restricted investment			310

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

As of September 30, 2010 and December 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of September 30, 2010	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$310	$—	$310
Money Market Funds	38,663	—	—	38,663

Total	$38,663	$310	$—	$38,973

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	61,156	—	—	61,156

Total	$61,156	$310	$—	$61,466

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

The carrying amount for our debt reported in the condensed consolidated balance sheet as of September 30, 2010 was $9.4 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $9.3 million at September 30, 2010.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Clinical trial related	$4,856	$7,573
Payroll and related expenses	2,918	2,932
Professional services	1,052	905
Other	82	158

	$8,908	$11,568

Debt

In September 2006, we entered into a $3.0 million loan facility agreement for the purpose of financing equipment purchases, or the Equipment Loan, and borrowed $1.0 million under this facility. The Equipment Loan bore interest at an annual interest rate of 9.5% and was fully paid as of September 30, 2009.

In May 2008, we entered into an additional loan agreement, or the 2008 Working Capital Loan, for $20.0 million, in order to repay an earlier working capital loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of this agreement. The 2008 Working Capital Loan had interest-only payments up to and including January 2009, matures in October 2011, and includes customary loan covenants. As of September 30, 2010, we were in compliance with these loan covenants.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property.

Our debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Principal amount	$8,535	$13,929
Plus: premium, based on imputed interest rate of 12%	890	691

	9,425	14,620
Less: current portion of debt	7,845	7,283

Long-term portion	$1,580	$7,337

As of September 30, 2010, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2010 (remaining three months)	$2,086
2011	7,952

Total debt payments	$10,038

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

Rent expense was approximately $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2010, compared to $0.3 million and $0.9 million, respectively, for the same periods in 2009. Rent expense was approximately $5.5 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2010.

As of September 30, 2010, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2010 (remaining three months)	$329
2011	1,357
2012	700

Total minimum lease payments	$2,386

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at September 30, 2010 and December 31, 2009.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Warrants

In March 2010, warrants representing 24,668 shares were exercised, resulting in a net issuance of 12,295 shares. As of September 30, 2010, we had outstanding warrants to purchase an aggregate of 26,903 shares of common stock, exercisable at a price of $7.43 per share. The remaining outstanding warrants were issued in connection with an earlier working capital loan agreement and expire in September 2013.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Option Activities

For the nine months ended September 30, 2010, stock option activity under our 2007 Equity Award Plan, or the 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2009	3,628,845	$7.30
Options granted	845,281	$15.90
Options exercised	(392,776)	$3.39
Options forfeited	(66, 903)	$10.42
Options expired	(7,461)	$13.21

Balances, at September 30, 2010	4,006,986	$9.43

As of September 30, 2010, we had 1,959,604 shares of common stock available for grant under the 2007 Plan.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, shares purchased under the ESPP, and performance-based restricted stock units, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$766	$537	$2,108	$1,529
Sales, general and administrative	944	697	2,696	2,207

	$1,710	$1,234	$4,804	$3,736

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.3% - 1.7%	2.3% - 2.5%	1.3% - 2.5%	1.6% - 2.5%
Expected volatility	67%	64%	62% - 67%	62% - 64%
Expected term (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.2%	0.3%	0.1% - 0.2%	0.3%
Expected volatility	47%	95%	47% - 76%	95% - 99%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

Risk-Free Interest Rate: The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options or shares from the ESPP.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expected Volatility: The expected stock price volatility of stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar to us in size, stage of life-cycle and financial leverage. We will continue to analyze the expected stock price volatility of stock options as more historical data for our common stock becomes available. Effective on January 1, 2010, the expected stock price volatility for shares from the ESPP is determined based on our own historical stock price volatilities.

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

As of September 30, 2010, there were unrecognized compensation costs of approximately $6.7 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.3 years.

Performance-Based Restricted Stock Units: On February 2, 2010, the Compensation Committee of the Board of Directors approved awards of 98,000 performance-based restricted stock units from the 2007 Plan to certain of our employees. These awards will convert into shares of our common stock upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee are achieved. No performance shares will vest if the performance goals are not met. Each vested performance share will convert into one share of our common stock on the vesting dates. The fair value of the performance-based restricted stock units was determined using the stock price of our common stock on the date of the grant which was $16.19. A probability assessment that performance goals will be achieved is made quarterly. The compensation expense is recognized over the vesting period, and is adjusted periodically for any changes to our probability assessment of the number of performance shares expected to vest as a result of our achievement of the performance goals. For the three and nine months ended September 30, 2010, we recorded compensation expense of $171,000 and $456,000, respectively, related to performance-based restricted stock units. As of September 30, 2010, there were unrecognized compensation costs of approximately $875,000, net of estimated forfeitures, related to performance-based restricted stock units.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Management believes that the fair value of the stock options is more reliably measurable than the fair value of the service received. The fair value of stock options granted to non-employees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense will fluctuate as the price of our common stock fluctuates. We recorded stock-based compensation expense for non-employees of $0 for the three and nine months ended September 30, 2010, compared to $8,000 and $70,000, respectively, for the same periods in 2009. We recorded stock-based compensation expense for non-employees of $0.9 million for the cumulative period from July 3, 2003 (date of inception) through September 30, 2010.

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

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses.

NOTE 8. SUBSEQUENT EVENT

In October 2010, we completed an equity offering in which we sold a total of 3,450,000 shares of common stock at an offering price of $14.50 per share. We raised a total of $50.0 million in gross proceeds, or approximately $47.1 million in net proceeds after deducting underwriting discounts, commissions and estimated offering expenses.

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

In January 2010, we announced that the U.S. Food and Drug Administration, or the FDA, had informed us that a second pivotal efficacy study would not be required for the LEVADEX new drug application, or NDA, submission, if the topline efficacy results we submitted are confirmed during the review of our NDA. We had previously anticipated initiating a second pivotal efficacy study in the first quarter of 2010.

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

In September 2010, we announced results from a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiogram. The trial compared acute effects on pulmonary artery pressure of LEVADEX, DHE administered intravenously and placebo. In the trial, there was no statistically significant difference between the LEVADEX and placebo groups in the primary endpoint of pulmonary artery pressure over two hours after administration.

In September 2010, we also announced the following in connection with our ongoing open-label safety trial: more than 400 patients had completed at least six months of treatment and more than 200 patients had completed twelve months of treatment; all non-asthmatic patients and a subset of asthmatic patients had completed treatment; LEVADEX was well tolerated and no drug-related serious adverse events had been reported; and no clinically significant trends had been reported for LEVADEX in the evaluation of cardiovascular measurements and pulmonary function. The remaining patients are expected to complete treatment in 2010. In addition, we have completed patient treatment in a thorough QT trial evaluating whether LEVADEX has an effect on QT interval as measured by electrocardiograms in support of our application to the FDA for regulatory approval.

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

We are a development stage company and have not generated any product revenues. Since our inception, we have incurred losses and have an accumulated deficit of $225.6 million as of September 30, 2010. We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments. We expect to continue to incur net losses for at least the next several years as we continue to develop our current product candidates, develop, acquire or in-license additional products or product candidates, expand clinical trials for our product candidates in development, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities in anticipation of potential FDA approval of our product candidates. We will need to raise additional capital and expand our commercial organization to launch any products. Significant capital is required to launch a product, and many expenses are incurred before revenues are received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2010, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Conducting a significant amount of research and development is central to our business model. Through September 30, 2010, we had incurred approximately $207.7 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects. Pursuant to the AstraZeneca Agreement, AstraZeneca reimbursed our development costs related to the UDB program beginning on the effective date of February 2, 2009. The agreement was terminated on July 8, 2009, and we suspended development of UDB in the third quarter of 2009.

The following table summarizes the percentages of our research and development expenses related to our two most advanced product candidates and other earlier stage projects for the three and nine months ended September 30, 2010 and 2009, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) through September 30, 2010
	2010	2009	2010	2009
Our most advanced product candidates:
LEVADEX	94%	59%	91%	58%	56%
UDB (suspended)	—	25%	—	32%	35%
Other projects	6%	16%	9%	10%	9%

Total	100%	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Through September 30, 2010, we had incurred approximately $58.9 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

Collaboration revenue in 2009 includes amortization of the nonrefundable upfront payment and reimbursement of qualified development expenses from AstraZeneca. Collaboration revenue for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaboration revenue	$—	$35,273	$—	$51,402

Revenue was $0 for the three and nine months ended September 30, 2010, compared to $35.3 million and $51.4 million, respectively, for the same periods in 2009. The revenue recognized in the three and nine months ended September 30, 2009 related to the amortization of a $40.0 million upfront payment received in February 2009 and to reimbursements for UDB-related development expenses, pursuant to the AstraZeneca Agreement. The AstraZeneca Agreement was terminated in July 2009, and we suspended development of UDB in the third quarter of 2009. Effective on the date of termination, the remaining unamortized deferred revenue of $33.1 million was recognized as collaboration revenue in the third quarter of 2009.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Research and development expenses	$10,009	$11,912	$(1,903)	(16)%	$28,037	$35,615	$(7,578)	(21)%

For the three months ended September 30, 2010 compared to the same period in 2009, the decrease in research and development expenses was due primarily to a decrease of $2.3 million in clinical and other project expenses to support the UDB Phase 3 clinical program as a result of suspending the development of our UDB product candidate in the third quarter of 2009, partially offset by an increase of $0.7 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program.

For the nine months ended September 30, 2010 compared to the same period in 2009, the decrease in research and development expenses was due primarily to a decrease of $7.6 million in clinical and other project expenses to support the UDB Phase 3 clinical program as a result of suspending the development of our UDB product candidate in the third quarter of 2009 and a decrease of $0.3 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program, partially offset by an increase of $0.4 million in personnel related expenses, including stock-based compensation.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Sales, general and administrative expenses	$3,921	$3,597	$324	9%	$11,712	$9,842	$1,870	19%

For the three months ended September 30, 2010 compared to the same period in 2009, the increase in sales, general and administrative expenses was due primarily to an increase of $0.4 million in personnel related expenses, including stock-based compensation, partially offset by a decrease of $0.2 million in professional services.

For the nine months ended September 30, 2010 compared to the same period in 2009, the increase in sales, general and administrative expenses was due primarily to an increase of $0.9 million in personnel related expenses, including stock-based compensation, an increase of $0.5 million in other expenses and an increase of $0.4 million in professional services and LEVADEX related marketing activities.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Interest income	$5	$7	$(2)	(29)%	$11	$118	$(107)	(91)%

For the three months ended September 30, 2010 compared to the same period in 2009, the decrease in interest income was due primarily to a decrease in cash and cash equivalents balances. For the nine months ended September 30, 2010 compared to the same period in 2009, the decrease in interest income was due primarily to the decreased market interest rates.

We expect our interest income to fluctuate in the future due to changes in market interest rates and average investment balances.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Interest expense	$284	$519	$(235)	(45)%	$1,016	$1,672	$(656)	(39)%

For the three and nine months ended September 30, 2010 compared to the same periods in 2009, the decrease in interest expense was due primarily to lower debt balances related to the 2008 Working Capital Loan.

We expect our interest expense to fluctuate in the future with average debt balances.

Liquidity and Capital Resources

Liquidity

We have incurred losses since our inception in July 2003 and as of September 30, 2010 we had an accumulated deficit of $225.6 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

We have financed our operations through equity financing, debt financing, the issuance of convertible notes and collaboration payments, as follows:

Equity

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

•

In January 2010, we accessed our equity line of credit with Azimuth and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses;

•

In October 2010, we completed an equity offering in which we sold a total of 3,450,000 shares of common stock at an offering price of $14.50 per share. We raised a total of $50.0 million in gross proceeds, or approximately $47.1 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

Debt

•	In September 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital and a $1.0 million loan facility to finance equipment purchases;

•	In May 2008, we entered into an agreement to borrow $20.0 million in order to repay the earlier working capital loan and to support general corporate purposes; and

Collaboration

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca.

As of September 30, 2010, we had approximately $41.8 million in cash and cash equivalents. In October 2010, we completed an equity offering and raised a total of approximately $47.1 million in net proceeds. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(37,925)	$4,710
Investing activities	(1,976)	11,992
Financing activities	15,941	27,594

Net cash provided by (used in) operating activities. We used $37.9 million of cash for operating activities for the nine months ended September 30, 2010, compared to receiving cash of $4.7 million for the corresponding period in 2009. The usage of cash of $37.9 million for the nine months ended September 30, 2010 was due primarily to a net loss of $40.7 million and a decrease in accrued liabilities of $3.1 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and the UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $4.8 million. The cash provided by operating activities for the nine months ended September 30, 2009 was due primarily to net income of $4.4 million resulting from a $40.0 million nonrefundable upfront payment received from AstraZeneca and stock-based compensation of $3.8 million, partially offset by a decrease in accrued liabilities of $4.9 million and by an increase in accounts receivable of $2.7 million from AstraZeneca.

Net cash provided by (used in) investing activities. We used $2.0 million of cash for investing activities for the nine months ended September 30, 2010, compared to receiving cash of $12.0 million for the corresponding period in 2009. The usage of cash of $2.0 million for the nine months ended September 30, 2010 was due primarily to purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2009 was due primarily to sales and maturities of our short-term investments of $12.7 million.

Net cash provided by financing activities. We received $15.9 million of cash from financing activities for the nine months ended September 30, 2010, compared to receiving cash of $27.6 million for the corresponding period in 2009. The cash provided by financing activities for the nine months ended September 30, 2010 was due primarily to the net proceeds of approximately $19.7 million from the issuance of our common stock from the drawdown of the equity line of credit with Azimuth and proceeds from sales of shares through equity plans of $1.7 million, partially offset by the repayment of debt of $5.4 million for the 2008 Working Capital Loan. Net cash provided by financing activities for the nine months ended September 30, 2009 was due primarily to net proceeds of $31.6 million from our follow-on offering, partially offset by the repayment of $4.6 million for the 2008 Working Capital Loan.

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

Agreement with Nektar

Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. As of September 30, 2010, we are required to make future nonrefundable milestone payments of up to $5.0 million related to products currently being developed under the Nektar Agreement, when and if certain regulatory and commercial milestones are met. We paid $0 for both the three and nine months ended September 30, 2010 and 2009. We paid $2.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2010. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

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

We believe that our existing cash and cash equivalents, together with the net proceeds of approximately $47.1 million from our equity offering completed in October 2010, will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of any future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

On April 29, 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We have to adopt the new pronouncement in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2010-17 will have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as ASU 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. We have to adopt the new pronouncement in the first quarter of fiscal year 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our condensed consolidated financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of September 30, 2010, the period covered by this report.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $40.1 million, $72.9 million and $9.0 million, for the years ended December 31, 2007, 2008 and 2009, respectively and $14.2 million and $40.7 million for the quarter and nine months ended September 30, 2010, respectively. As of September 30, 2010, we had a deficit accumulated during development stage of approximately $225.6 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We have not completed development of, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to have substantial expenses as we continue with our Phase 3 clinical program for LEVADEX, our most advanced product candidate, and conduct other clinical trials. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, collaboration payments and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca AB, or the AstraZeneca Agreement, related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future development activities conducted for the U.S. registration of our UDB product candidate, subject to the terms and conditions of the AstraZeneca Agreement. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. If we are unable to develop and commercialize our other product candidates, including pursuant to strategic partnerships, or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect to have substantial research and development expenses in connection with our ongoing activities, particularly as we focus on and proceed with our Phase 3 clinical program of LEVADEX, our most advanced product candidate. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that our existing cash and cash equivalents, together with the net proceeds of approximately $47.1 million from our equity offering completed in October 2010, will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to complete the development and commercialization of LEVADEX and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and UDB. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In July 2009, we announced that we were suspending development of UDB, after our partner AstraZeneca terminated our license agreement. We are now largely dependent on the success of one product candidate, LEVADEX, for which we are conducting a Phase 3 clinical development program. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development, regulatory approval and commercialization of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the clinical trial process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the trial is ongoing. Although we had planned to initiate a second Phase 3 efficacy study in the first quarter of 2010, we have been informed by the FDA that a second pivotal efficacy study is not required for submission of our NDA if the topline efficacy results we submitted in 2009 are confirmed during the NDA review. We have completed a pharmacokinetics trial in 23 adult smokers comparing them to 24 adult non-smokers. The trial was designed to measure whether the systemic absorption of LEVADEX is higher and exposure to dihydroergotamine mesylate, or DHE, is greater in smokers than in non-smokers. In the trial, the systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. We also have completed a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiograms. The trial compared the acute effects on pulmonary artery pressure of LEVADEX, DHE administered intravenously and placebo. In the trial, there was no statistically significant difference between the LEVADEX and placebo groups in the primary endpoint of pulmonary artery pressure over two hours after administration. In addition we have completed patient treatment in a thorough QT trial evaluating whether LEVADEX has an effect on QT interval as measured by electrocardiograms in support of our application to the FDA for regulatory approval. We expect treatment in our remaining LEVADEX clinical trials to be completed in 2010. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective in our planned clinical trials, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

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

We currently have no approved drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing.

We may enter into collaborations with third parties to develop and commercialize our product candidates, including LEVADEX. These collaborations may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

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

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for LEVADEX will be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The commencement, enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

We are conducting a Phase 3 clinical program to support our NDA for LEVADEX. In October 2009, we submitted our topline efficacy results for the double-blind efficacy portion of our pivotal Phase 3 study. We recently completed a pharmacokinetics trial in healthy adult smokers and non-smokers and a pharmacodynamics trial measuring pulmonary artery pressure in healthy adults. We are currently completing the long-term safety extension of our pivotal Phase 3 trial and have completed treatment in a thorough QT trial in support of our NDA for LEVADEX. FDA communicated its agreement with the design, execution, and analyses for our pivotal Phase 3 trial, which we submitted to the Agency under the Special Protocol Assessment, or SPA, process and modified as suggested by FDA. Under a SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution, or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor's agreement unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins. In March 2010, we held a pre-NDA meeting with the FDA to discuss the clinical portion of our anticipated NDA filing. The FDA's minutes of that meeting state that, while the FDA did not have a record of a formal SPA, the FDA concurred with the selection of our co-primary endpoints and confirmed that a second pivotal efficacy study was not necessary if topline efficacy results were confirmed during the NDA review. We believe that our prior written correspondence and interactions with the FDA under the SPA process constitute an SPA with the agency. The FDA may take a different view and could request additional safety and efficacy studies without having to identify a substantial scientific issue with our Phase 3 trial that is essential to determining the safety and efficacy of LEVADEX. If we are required to conduct additional clinical trials or other testing of our LEVADEX product candidate beyond those that we currently contemplate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate. We may not be able to obtain approval for indications that are as broad as intended or we may obtain approval for indications different than those indications for which we seek approval. Furthermore we may not be able to obtain approval for any of our other product candidates.

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

In May 2009, we announced top-line results from the efficacy portion of our Phase 3 trial of LEVADEX, indicating that the trial met all four of its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of this Phase 3 trial is ongoing, and we expect to complete patient treatment by the end of the year. In July 2010, we announced that in a pharmacokinetics trial of LEVADEX, systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. In September 2010, we reported results from a pharmacodynamics trial comparing the acute effects on pulmonary artery pressure of LEVADEX, DHE administered intravenously and placebo. In the trial, there was no statistically significant difference between the LEVADEX and placebo groups in the primary endpoint of pulmonary artery pressure over two hours after administration. We also announced that we completed patient treatment in a thorough QT trial. In order to obtain regulatory approval for LEVADEX, we need to complete the long-term safety extension trial and the analysis of the results of the thorough QT trial. The data collected from our clinical trials may not be adequate to support regulatory approval of LEVADEX or any of our other product candidates. Even if we obtain regulatory approval of a product candidate, the FDA may require continuing evaluation and study of our product through clinical trials as a condition of any approval. Despite the results reported in prior clinical trials for our product candidates, we do not know whether subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For example, after receiving positive data from a previous Phase 2 trial, in February 2009 we announced top-line results from our Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo.

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

All of our product candidates in development require regulatory review and approval prior to commercialization, including review of pre-clinical data, clinical data and inspection of manufacturing facilities and processes. Any delays in the regulatory review or approval of our product candidates in development would delay market launch, increase our cash requirements and result in additional operating losses.

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

Data obtained from pre-clinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. In addition, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. At this point in time, we have not been requested to perform drug-drug interaction studies, but any such requirement may delay any potential product approval and will increase our expenses associated with our clinical programs. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

If approved for the treatment of acute migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for the treatment of migraine are in the triptan class. The largest selling triptan is sumatriptan with 2009 sales of approximately $800 million in the United States, including approximately $600 million from generics and $200 million from branded Imitrex from GlaxoSmithKline. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the treatment of acute migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat acute migraine and compete with LEVADEX. In October 2010, Allergan, Inc.’s Botox botulinum toxin was approved by the FDA for the treatment of chronic migraine, a different indication than acute migraine.

We would also face competition from generic sumatriptan, the active ingredient in Imitrex. The FDA has approved generic versions of sumatriptan. Although we believe generic sumatriptan could not be substituted for LEVADEX, generic sumatriptan may be more quickly adopted by health insurers and patients than LEVADEX. Financial pressure to use generic products and uncertainty of reimbursement for single source alternatives, such as LEVADEX, may encourage the use of a generic product over LEVADEX.

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

All third-party payors, whether governmental or commercial, whether inside the United States or outside, are developing increasingly sophisticated methods for controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical products can differ significantly from payor to payor.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. In addition, the FDA could condition any approval of LEVADEX on our implementation of a post-approval risk management plan. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. Any new legislation could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for LEVADEX or any other product candidates may include a restriction on the term of its use, such as a black box warning, or it may not include one or more of our intended indications. The FDA historically has required that labeling for products containing DHE include a contraindication for use in women who are, or who may become, pregnant. Although we believe that this contraindication is not applicable to our formulation of DHE, the FDA may disagree and require the LEVADEX labeling to carry this contraindication.

Our product candidates will also be subject to ongoing FDA requirements for the current Good Manufacturing Practices, or cGMP, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, or fail to be made in compliance with applicable regulatory requirements such as cGMP, a regulatory agency may:

•	issue warning letters or untitled letters identifying violations;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of our product candidates, which includes drug substance and drug packaging, including the components of the TEMPO inhaler, the device used to administer certain of our drug candidates, including LEVADEX. We have limited personnel with experience in drug manufacturing and we lack the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our pre-clinical and clinical product candidates to third parties. In addition, we do not currently have all necessary agreements with third-party manufacturers for the long-term commercial supply of our product candidates. We may be unable to enter agreements for commercial supply with all third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements or, for those agreements that we have already entered into, the various manufacturers of each product candidate will likely be single source suppliers to us for a significant period of time. We may not be able to establish additional sources of supply for our products prior to commercialization. Such suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to our product candidates, and are subject to pre-approval and ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements.

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

If we or our partners choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop a third party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to prevent the other party’s activities on the ground that such other party’s activities do not infringe our rights to these patents. In addition, the U.S. Supreme Court has recently invalidated some tests used by the U.S. Patent and Trademark Office in granting patents over the past 20 years. As a consequence, several issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation in a re-examination proceeding before the U.S. Patent and Trademark Office or during litigation under the revised criteria which make it more difficult to obtain patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. We are aware that claims in patents owned by others may relate to our business and technologies. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are sued for patent infringement, there is a risk that a court would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patent rights. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

As of September 30, 2010, we had 102 full-time employees. We may need to expand our managerial, operational, administrative and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Date: November 5, 2010

MAP PHARMACEUTICALS, INC.

By:	/S/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Chief Financial Officer (Principal Financial Officer)