Form 10-Q
period 2011-03-31
MAP Pharmaceuticals, Inc.
filed 2011-05-06
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 30, 2011, the registrant had outstanding 30,277,612 shares of Common Stock.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$114,847	$76,007
Accounts receivable	70	—
Prepaid expenses and other current assets	682	644

Total current assets	115,599	76,651
Property and equipment, net	5,806	5,803
Other assets	27	30
Restricted investment	310	310

Total assets	$121,742	$82,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,488	$2,998
Accrued liabilities	5,816	9,442
Debt	5,678	7,581
Current portion of deferred revenue	14,400	—

Total current liabilities	27,382	20,021
Deferred revenue, less current portion	11,439	—
Other liabilities	81	117

Total liabilities	38,902	20,138

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	297	296
Additional paid-in capital	304,503	301,924
Deficit accumulated during the development stage	(221,960)	(239,564)

Total stockholders’ equity	82,840	62,656

Total liabilities and stockholders’ equity	$121,742	$82,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011

	2011	2010
Collaboration revenue	$34,162	$—	$88,328

Operating expenses:
Research and development	11,568	9,786	229,037
Sales, general and administrative	4,843	3,881	67,757

Total operating expenses	16,411	13,667	296,794

Income (loss) from operations	17,751	(13,667)	(208,466)
Interest income	30	4	6,435
Interest expense	(167)	(393)	(7,160)
Other expense, net	(10)	(2)	(752)

Net income (loss)	17,604	(14,058)	(209,943)

Cumulative stock dividend attributed to preferred stockholders	—	—	(13,925)

Net income (loss) attributed to common stockholders	$17,604	$(14,058)	$(223,868)

Net income (loss) per share attributed to common stockholders
Basic	$0.58	$(0.54)

Diluted	$0.56	$(0.54)

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	30,211	25,852
Diluted	31,560	25,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011
	2011	2010
Cash flows from operating activities:
Net income (loss)	$17,604	$(14,058)	$(209,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	282	348	6,160
Accretion of investment discounts, net	—	—	(1,595)
Amortization of debt issuance costs	—	—	210
Accretion of debt payment premium	34	76	969
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Stock-based compensation	2,125	1,486	19,966
Loss on disposal of equipment and other non-cash items	10	262	1,386
Changes in operating assets and liabilities:
Accounts receivable	(70)	—	(70)
Prepaid expenses and other current assets	(38)	95	(907)
Other assets	3	88	113
Accounts payable	(1,666)	(325)	213
Accrued liabilities	(3,626)	(2,263)	5,736
Deferred revenue	25,839	—	25,839
Other liabilities	(36)	44	81

Net cash provided by (used in) operating activities	40,461	(14,247)	(151,170)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(139)	(1,004)	(11,660)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(139)	(1,004)	(10,468)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Proceeds from sales of shares through equity plans	453	797	4,675
Repayment of debt	(1,937)	(1,753)	(26,397)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,168
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	—	—	31,619
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	19,665	19,653
Proceeds from issuance of common stock in equity offering, net of issuance costs	2	—	47,033
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(1,482)	18,709	276,485

Net increase in cash and cash equivalents	38,840	3,458	114,847
Cash and cash equivalents at beginning of period	76,007	65,776	—

Cash and cash equivalents at end of period	$114,847	$69,234	$114,847

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$156	$—	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY

MAP Pharmaceuticals, Inc., incorporated in the state of Delaware, originally was formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. Our goal is to use proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. Our current focus is to advance the development of our Phase 3 product candidate, LEVADEX®, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. We are in the development stage and since inception have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel.

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

The year-end condensed balance sheet at December 31, 2010 was derived from audited financial statements, but do not include all the disclosures required by accounting principles generally accepted in the United States. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2010.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for deliverables and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Collaboration revenue, which is earned under license agreements with third parties, may include nonrefundable license fees, cost reimbursements and contingent milestones.

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements. In October 2009, the Financial Accounting Standards Board, or FASB, issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“ESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

On January 1, 2011, we adopted ASU 2009-13 on a prospective basis. The new accounting standard for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have any impact to total revenue and deferred revenue for that fiscal year as we did not have any collaboration revenue in fiscal 2010 or any deferred revenue as of December 31, 2010. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing of revenue will vary depending on the evaluation of the elements of any new arrangements.

VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. We typically are not able to establish VSOE for the elements of a license arrangement because each arrangement is unique, an arrangement typically consists of multiple elements and we have limited history of entering into license arrangements.

When VSOE can not be established, we attempt to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. We typically are not able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality can not be obtained, and we are therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use the best ESP in our allocation of the upfront payment. The objective of the best ESP is to determine the price at which we would transact a sale if the element of the license arrangement were sold on a stand-alone basis.

Our process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, that may vary over time, depending upon the circumstances, and relate to each deliverable. If the circumstances underlying the factors considered change or should future circumstances lead us to consider additional factors, our ESP could change. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change. We regularly review best ESP and maintain internal controls over the establishment and updates of the estimates.

The Allergan Agreements entered into in February 2011 contain multiple elements, and the deliverables under the agreements consist of the granting of a license to intellectual property rights, performing research and development, manufacturing, co-marketing and co-promoting activities for our product candidate.

An upfront payment was received upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is stand-alone value for the delivered elements and then allocated the upfront payment to each separate element based upon the relative selling price of such element.

For the deliverable of a license for the intellectual property rights of LEVADEX to Allergan, on a stand-alone basis, and for the other deliverables such as performing research and development, manufacturing, co-marketing and co-promoting activities, we determined the best ESP using various valuation methodologies as noted above. Revenue allocated to the license of LEVADEX was recognized in the first quarter of 2011, and revenue allocated to the other deliverables is deferred and recognized on a straight-line basis over the estimated obligation periods.

We recognize milestone payments as revenue upon achievement of the milestone provided the milestone payment is nonrefundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, we defer the milestone payment and recognize it as revenue only after we complete all our performance obligations.

Comprehensive Income (loss)

We report comprehensive income (loss) in accordance with ASC 220 Reporting Comprehensive Income. Components of other comprehensive income (loss), including unrealized gains (losses) on our available-for-sale securities, are included in total comprehensive loss.

The following is a summary of our comprehensive income (loss) for the quarters ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$17,604	$(14,058)
Net change in unrealized loss on available-for-sale investments	—	—

Comprehensive income (loss)	$17,604	$(14,058)

Net Income (loss) per Share

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with ASC 260 Earnings per Share, for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, warrants and shares issuable under our employee stock purchase plan, or ESPP, using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributed to common stockholders	$17,604	$(14,058)
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	30,210,741	25,852,085

Basic income (loss) per common share	$0.58	$(0.54)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	30,210,741	25,852,085
Add: Weighted average stock options	1,333,315	—
Add: Weighted average warrants	14,295	—
Add: Weighted average shares issuable under ESPP	1,988	—

Weighted average common shares used in computing diluted net income (loss) per common share	31,560,339	25,852,085

Diluted income (loss) per common share	$0.56	$(0.54)

The following outstanding common stock options, restricted stock units, or RSUs, with time-based vesting, common stock issuable pursuant to the ESPP, warrants to purchase common stock and RSUs with performance-based vesting were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of March 31,
	2011	2010
Options to purchase common stock	1,388,116	4,080,807
RSUs with time-based vesting	120,358	—
Common stock issuable pursuant to the ESPP	—	31,470
Warrants to purchase common stock	—	26,903
RSUs with performance-based vesting	88,500	98,000

NOTE 3. LICENSE AND SUPPLY AGREEMENTS

Agreement with Allergan

On January 28, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) and a Co-Promotion Agreement (the “Co-Promotion Agreement,” and together with the Collaboration Agreement, the “Allergan Agreements”) with Allergan, Inc., Allergan USA, Inc. and Allergan Sales, LLC (collectively, “Allergan”). Pursuant to the terms of the Allergan Agreements, we have granted Allergan a co-exclusive license to market and promote LEVADEX®, our proprietary novel migraine therapy for delivery by inhalation, to neurologists and pain specialists in the United States in collaboration with us.

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

The parties will collaborate in the development of LEVADEX for the treatment of migraine in adolescents 12 to 18 years of age, and for at least one other indication. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements. We are responsible for manufacturing and supplying LEVADEX, and for distributing the product and recording product revenues from sales of LEVADEX resulting from the parties’ collaboration.

The parties share profits and losses resulting from the collaboration equally. We are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the treatment of acute migraine in adults, except that if the U.S. Food and Drug Administration, or FDA, notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, $34.2 million of which was recognized as collaboration revenue in the quarter ended March 31, 2011. The remaining $25.8 million is deferred revenue and will be amortized as collaboration revenue over the estimated obligation periods. Under the terms of the Allergan Agreements, we may also receive up to an additional $97.0 million in the form of regulatory milestones, which includes milestones for acceptance of filing of the LEVADEX New Drug Application, or NDA, and first commercial sale associated with the initial acute migraine indication.

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

We paid $1.0 million and $0 for the quarters ended March 31, 2011 and 2010, respectively. In the first quarter of 2011, we paid Nektar a milestone payment of $1.0 million as a result of entering into the Allergan Agreements. We have paid $3.6 million for the cumulative period from July 3, 2003 (date of inception) to March 31, 2011. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

NOTE 4. FAIR VALUE MEASUREMENTS

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

The following is a summary of our cash, cash equivalents and restricted investment as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	Amortized Cost	As of March 31, 2011
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,139	$—	$2,139
Certificates of deposit	310	—	310
Money market funds	112,708	—	112,708

	$115,157	$—	$115,157

Reported as:
Cash and cash equivalents			$114,847
Restricted investment			310

			$115,157

	Amortized Cost	As of December 31, 2010
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,327	$—	$2,327
Certificates of deposit	310	—	310
Money market funds	73,680	—	73,680

	$76,317	$—	$76,317

Reported as:
Cash and cash equivalents			$76,007
Restricted investment			310

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

As of March 31, 2011 and December 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	112,708	—	—	112,708

Total	$112,708	$310	$—	$113,018

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	73,680	—	—	73,680

Total	$73,680	$310	$—	$73,990

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

The carrying amount for our debt reported in the consolidated balance sheet as of March 31, 2011 was $5.7 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $5.6 million at March 31, 2011.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Clinical trial related	$2,315	$4,363
Payroll and related expenses	2,476	3,993
Professional services	966	998
Other	59	88

	$5,816	$9,442

The decrease in the Payroll and related expenses balance as of March 31, 2011 as compared to December 31, 2010 was primarily due to the payout of an annual bonus for the fiscal year ended December 31, 2010.

Debt

In May 2008, we entered into a loan agreement, or the 2008 Working Capital Loan, for $20.0 million, in order to repay an earlier working capital loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of this agreement. The 2008 Working Capital Loan had interest-only payments up to and including January 2009, matures in October 2011, and includes customary loan covenants. As of March 31, 2011, we were in compliance with these loan covenants.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property.

Our debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Principal amount	$4,709	$6,646
Plus: premium, based on imputed interest rate of 12%	969	935

	5,678	7,581
Less: current portion of debt	5,678	7,581

Long-term portion	$—	$—

As of March 31, 2011, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining nine months)	5,867

Total debt payments	$5,867

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

Rent expense was approximately $0.3 million, $0.4 million and $6.1 million for the three months ended March 31, 2011 and 2010, and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2011, respectively.

As of March 31, 2011, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining nine months)	$1,021
2012	700

Total minimum lease payments	$1,721

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Option Activities

For the three months ended March 31, 2011, stock option activity under our 2007 Equity Award Plan, or the 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2010	4,071,903	$9.64
Options granted	572,575	$16.15
Options exercised	(84,598)	$5.36
Options forfeited	(50,647)	$12.44
Options expired	—	—

Balances, at March 31, 2011	4,509,233	$10.52

Restricted Stock Units

Time-based Vesting

The Compensation Committee of the Board of Directors approved awards of RSUs with time-based vesting from the 2007 Plan to certain of our employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. For the three months ended March 31, 2011 and 2010, we recorded compensation expense of approximately $65,000 and $0 related to these RSUs. As of March 31, 2011, there was unrecognized compensation expense of approximately $1.4 million, net of estimated forfeitures, related to these RSUs.

For the three months ended March 31, 2011, activity for RSUs with time-based vesting under the 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding at December 31, 2010	—	—
RSUs granted	123,358	$16.15
RSUs vested	—	—
RSUs forfeited	(3,000)	$16.15

Unvested RSUs outstanding at March 31, 2011	120,358	—

Performance-based Vesting

On February 2, 2010, the Compensation Committee of the Board of Directors approved awards of 98,000 RSUs with performance-based vesting from the 2007 Plan to certain of our employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs was based on the closing price of our common stock on the date of grant which was $16.19. We measure compensation expense for these RSUs over the expected vesting period and we adjust it periodically for any changes to our probability assessment of the number of RSUs expected to vest as a result of our achievement of the performance goals. A probability assessment that performance goals will be achieved is made quarterly. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. For the three months ended March 31, 2011 and 2010, we recorded compensation expense of approximately $184,000 and $114,000 related to these RSUs. As of March 31, 2011, there was unrecognized compensation expense of approximately $523,000, net of estimated forfeitures, related to these RSUs.

For the three months ended March 31, 2011, activity for RSUs with performance-based vesting under the 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding at December 31, 2010	98,000	$16.19
RSUs granted	—	—
RSUs vested	—	—
RSUs forfeited	(9,500)	$16.19

Unvested RSUs outstanding at March 31, 2011	88,500	$16.19

As of March 31, 2011, we had 2,226,733 shares of common stock available for grant under the 2007 Plan.

Warrants

We issued warrants to purchase 73,989 shares of common stock to selected lenders in connection with an earlier working capital loan which was fully paid in May 2008 and an equipment loan which was fully paid in September 2009. The warrants are exercisable at a price of $7.43 per share and expire in September 2013. In October 2009 and March 2010, warrants to purchase 22,418 shares and 24,668 shares were exercised, respectively, resulting in a net issuance of 5,817 shares and 12,295 shares, respectively. As of March 31, 2011, warrants to purchase the remaining 26,903 shares of common stock were outstanding.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, RSUs with time-based vesting, RSUs with performance-based vesting and shares purchased under the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$1,004	$606
Sales, general and administrative	1,121	880

Total stock-based compensation expense	$2,125	$1,486

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.0% - 2.2%	2.2%
Expected volatility	70%	63%
Expected term (in years)	5.0	4.7
Expected dividend yield	—	—

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	0.2%	0.1%
Expected volatility	38%	76%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

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

        As of March 31, 2011, there were unrecognized compensation costs of approximately $8.7 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.3 years.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our strategy is to commercialize and develop differentiated neurology product candidates that can address significant unmet medical needs and overcome limitations of existing products. Key elements of our strategy include:

•	Obtain regulatory approval for our most advanced product candidate, LEVADEX® orally inhaled migraine therapy, for the potential acute treatment of migraine;

•	Build a specialized sales force to commercialize LEVADEX to neurologists and pain specialists in the United States;

•	Expand the market opportunity for LEVADEX; and

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

In 2010, we announced that a second Phase 3 clinical trial would not be required for the LEVADEX NDA submission, completed and announced successful results from a pharmacokinetic, or PK, trial in smokers, a pharmacodynamics, orPD, trial evaluating pulmonary artery pressure using echocardiogram and a thorough QT trial. In addition, we completed our 12 month open-label safety extension of the Phase 3 FREEDOM 301 trial. In our clinical trials conducted for LEVADEX, no drug related serious adverse events have been reported. The LEVADEX clinical development program evaluated the efficacy, safety, PK and PD of LEVADEX in approximately 1,000 patients. We plan to submit an NDA to the FDA in the first half of 2011.

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

We also have technologies which we may leverage including:

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

        In February 2011, pursuant to the Allergan Agreements, Allergan paid us an upfront payment of $60.0 million, $34.2 million of which was recognized as collaboration revenue in the quarter ended March 31, 2011. The remaining $25.8 million is deferred revenue and will be amortized as collaboration revenue over the estimated obligation periods. Under the terms of the Allergan Agreements, we may also receive up to an additional $97.0 million in the form of regulatory milestones, which includes milestones for acceptance of filing of the LEVADEX NDA and first commercial sale associated with the initial acute migraine indication.

Critical Accounting Policies and Significant Judgments and Estimates

With the exceptions of the discussion below, there have been no significant changes in critical accounting policies during the three months ended March 31, 2011, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for deliverables and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Collaboration revenue, which is earned under license agreements with third parties, may include nonrefundable license fees, cost reimbursements and contingent milestones.

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements. In October 2009, the Financial Accounting Standards Board, or FASB, issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“ESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

On January 1, 2011, we adopted ASU 2009-13 on a prospective basis. The new accounting standard for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have any impact to total revenue and deferred revenue for that fiscal year as we did not have any collaboration revenue in fiscal 2010 or any deferred revenue as of December 31, 2010. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing of revenue will vary depending on the evaluation of the elements of any new arrangements.

VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. We typically are not able to establish VSOE for the elements of a license arrangement because each arrangement is unique, an arrangement typically consists of multiple elements and we have limited history of entering into license arrangements.

When VSOE can not be established, we attempt to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. We typically are not able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality can not be obtained, and we are therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use the best ESP in our allocation of the upfront payment. The objective of the best ESP is to determine the price at which we would transact a sale if the element of the license arrangement were sold on a stand-alone basis.

Our process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, that may vary over time, depending upon the circumstances, and relate to each deliverable. If the circumstances underlying the factors considered change or should future circumstances lead us to consider additional factors, our ESP could change. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change. We regularly review best ESP and maintain internal controls over the establishment and updates of the estimates.

The Allergan Agreements entered into in February 2011 contain multiple elements, and the deliverables under the agreements consist of the granting of a license to intellectual property rights, performing research and development, manufacturing, co-marketing and co-promoting activities for our product candidate.

An upfront payment was received upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is stand-alone value for the delivered elements and then allocated the upfront payment to each separate element based upon the relative selling price of such element.

For the deliverable of a license for the intellectual property rights of LEVADEX to Allergan, on a stand-alone basis, and for the other deliverables such as performing research and development, manufacturing, co-marketing and co-promoting activities, we determined the best ESP using various valuation methodologies. Revenue allocated to the license of LEVADEX was recognized in the first quarter of 2011, and revenue allocated to the other deliverables is deferred and recognized on a straight-line basis over the estimated obligation periods.

We recognize milestone payments as revenue upon achievement of the milestone provided the milestone payment is nonrefundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, we defer the milestone payment and recognize it as revenue only after we complete all our performance obligations.

Financial Overview

Collaboration Revenue

Collaboration revenue, which is earned under agreements with third parties for various activities, may include nonrefundable license fees, cost reimbursements and contingent milestones.

Research and Development Expenses

Research and development costs include, but are not limited to: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) milestone payments paid to our collaborative partners who work on our processing and supply of clinical trial material; (iii) the cost of manufacturing and supplying clinical trial materials; (iv) payments to contract service organizations, as well as consultants; (v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

Conducting a significant amount of research and development is central to our business model. Through March 31, 2011, we had incurred approximately $229.0 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our LEVADEX program, our Unit Dose Budesonide, or UDB, program, which has been suspended, and other earlier stage projects for the quarters ended March 31, 2011 and 2010, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended March 31,		Period from July 3, 2003 ( Date of Inception) through March 31, 2011
	2011	2010
Our product candidates:
LEVADEX	94%	90%	60%
UDB (suspended)	—	—	31%
Other projects	6%	10%	9%

Total	100%	100%	100%

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, LEVADEX. We will need substantial additional capital in the future in order to commercialize LEVADEX and to fund the development and commercialization of future product candidates. We may receive additional payments pursuant to the Allergan Agreements.

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

Through March 31, 2011, we incurred approximately $67.8 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

Collaboration revenue change as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2011	2010
Collaboration revenue	$34,162	$—

Revenue for the quarter ended March 31, 2011 was $34.2 million compared to $0 for the same period in 2010. In February 2011, pursuant to the Allergan Agreements, Allergan paid us an upfront payment of $60.0 million, $34.2 million of which was recognized as collaboration revenue in the quarter ended March 31, 2011. The remaining $25.8 million is deferred revenue and will be amortized as collaboration revenue over the estimated obligation periods. Under the terms of the Allergan Agreements, we may also receive up to an additional $97.0 million in the form of regulatory milestones, which includes milestones for acceptance of filing of the LEVADEX NDA and first commercial sale associated with the initial acute migraine indication.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Research and development expenses	$11,568	$9,786	$1,782	18%

The increase in research and development expenses for the quarter ended March 31, 2011 was driven primarily by an increase of $1.2 million in expenses related to the LEVADEX program, including a milestone of $1.0 million paid by us to a third party licensor as a result of entering into the Allergan collaboration, and an increase of $0.9 million in personnel related expenses, including stock-based compensation. The increases were partially offset by a decrease of $0.4 million in other general research and development expenses because in the quarter ended March 31, 2010, we incurred a fixed asset write down of $0.3 million and we did not incur such expense in the quarter ended March 31, 2011.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Sales, general and administrative expenses	$4,843	$3,881	$962	25%

The increase in sales, general and administrative expenses was related primarily to an increase of $0.6 million in personnel related expenses, including stock-based compensation and an increase of $0.4 million in professional services.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Interest income	$30	$4	$26	*

*	Percentage is not meaningful.

The increase in interest income was due primarily to an increase in interest rates related to our investments and higher cash balances. We expect our interest income to fluctuate in the future due to changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Interest expense	$167	$393	$(226)	(58)%

The decrease in interest expense was due primarily to lower debt balances related to the 2008 Working Capital Loan. We expect our interest expense to fluctuate in the future with average debt balances.

Other Expense, Net

Other expense, net, and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Other expense, net	$10	$2	$8	*

*	Percentage is not meaningful.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of March 31, 2011 we had an accumulated deficit of $222.0 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

•

In January 2010, we accessed our equity line of credit with Azimuth Opportunity Ltd. and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses;

•

In October 2010, we completed an equity offering in which we sold a total of 3,450,000 shares of common stock at an offering price of $14.50 per share. We raised a total of $50.0 million in gross proceeds, or approximately $47.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

Debt

•	In September 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital and a $1.0 million loan facility to finance equipment purchases;

•	In May 2008, we entered into an agreement to borrow $20.0 million in order to repay an earlier working capital loan and to support general corporate purposes;

Collaboration

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca AB; and

•	In February 2011, we received a $60.0 million upfront payment pursuant to the Allergan Agreements.

As of March 31, 2011, we had approximately $114.8 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$40,461	$(14,247)
Investing activities	(139)	(1,004)
Financing activities	(1,482)	18,709

Net cash provided by (used in) operating activities. We received $40.5 million of cash from operating activities for the three months ended March 31, 2011 compared to the usage of cash of $14.2 million for the corresponding period in 2010. The cash provided by operating activities for the three months ended March 31, 2011 was due primarily to net income of $17.6 million and an increase in deferred revenue of $25.8 million, both related to a $60.0 million nonrefundable upfront payment we received from Allergan in February 2011. The usage of cash of $14.2 million for the three months ended March 31, 2010 was due primarily to a net loss of $14.1 million and a decrease in accrued liabilities of $2.3 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program and our UDB program which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $1.5 million.

Net cash used in investing activities. We used $0.1 million and $1.0 million of cash for investing activities for the three months ended March 31, 2011 and 2010, respectively. The usage of cash for the three months ended March 31, 2011 and 2010 were both due primarily to purchase of property and equipment.

Net cash provided by (used in) financing activities. We used $1.5 million of cash for financing activities for the three months ended March 31, 2011, compared to receiving cash of $18.7 million for the corresponding period in 2010. The usage of cash of $1.5 million for the three months ended March 31, 2011 was due primarily to the repayment of $1.9 million of outstanding debt in the three months ended March 31, 2011, partially offset by the proceeds from sales of shares through equity plans of $0.5 million. The cash provided by financing activities for the three months ended March 31, 2010 was due primarily to the net proceeds of approximately $19.7 million from the issuance of our common stock from the drawdown of the equity line of credit and proceeds from sales of shares through equity plans of $0.8 million, partially offset by the repayment of debt of $1.8 million.

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

In January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses. As of March 31, 2011, we have $40 million remaining under the equity line of credit for future use.

Agreement with Nektar. Under our June 2004 agreement, as amended, with Nektar Therapeutics UK Limited, or the Nektar Agreement, we were granted a worldwide, exclusive license, with a right to sublicense, under Nektar patents and know-how, to develop and commercialize any formulation of a form of dihydroergotamine for administration by inhalation using a device. We also agreed to pay royalties at specified rates based on net sales. We paid $1.0 million and $0 for the quarters ended March 31, 2011 and 2010, respectively. In the first quarter of 2011, we paid Nektar a milestone payment of $1.0 million as a result of entering into the Allergan Agreements. We have paid $3.6 million for the cumulative period from July 3, 2003 (date of inception) to March 31, 2011. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

Agreement with Allergan. Under the Collaboration Agreement with Allergan effective January 28, 2011, we are responsible for manufacturing and supplying LEVADEX, and for distributing the product and recording product revenues from sales of LEVADEX resulting from the parties’ collaboration. The parties share profits and losses resulting from the collaboration equally. We are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the treatment of acute migraine in adults, except that if the FDA notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We have agreed to indemnify Allergan against any losses incurred in connection with, among other things, any negligence, recklessness or wrongful intentional acts by us, any breach by us of the Allergan Agreements, the development and commercialization of LEVADEX actually conducted by or for us or our affiliates or sublicensees, allegations that the manufacture, use or commercialization of LEVADEX infringes third party intellectual property rights, or allegations that personal injury or death or property damage was caused by a defect in LEVADEX manufactured by or for us. The Collaboration Agreement may be terminated (i) by Allergan, at will, after first commercial sale of LEVADEX in the United States, upon 180 days’ prior written notice, (ii) by Allergan, upon written notice to us, if we receive a complete response letter or equivalent communication from the FDA, that Allergan determines will extend potential approval beyond a certain date or requires a certain minimum level of additional investment, (iii) by us, upon written notice to Allergan, if Allergan commercializes a competing product in the United States (or, if the territory of the Allergan Agreements is expanded, Canada) and (iv) by us, upon written notice to Allergan, if Allergan challenges or opposes patent rights licensed to Allergan pursuant to the Collaboration Agreement. Additionally, either party may terminate the Collaboration Agreement in the event of an uncured material breach. The Co-Promotion Agreement will terminate upon termination of the Collaboration Agreement.

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

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of March 31, 2011, the period covered by this report.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $54.7 million, $9.0 million and $72.9 million for the years ended December 31, 2010, 2009 and 2008, respectively and net income of $17.6 million for the quarter ended March 31, 2011. As of March 31, 2011, we had a deficit accumulated during development stage of approximately $222.0 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we prepare and pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. In addition, if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2011, we had 97 full-time employees. We may need to expand our managerial, operational, administrative and other resources in order to manage and fund our operations, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1†	Collaboration Agreement by and among MAP Pharmaceuticals, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. dated January 28, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 16, 2011, and incorporated herein by reference).

10.2†	Co-Promotion Agreement by and between MAP Pharmaceuticals, Inc., Allergan USA, Inc., dated January 28, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on February 16, 2011, and incorporated herein by reference).

10.3	First Amendment to Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated October 28, 2008.

10.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated April 15, 2011.

31.1	Certification of Principal Executive Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

MAP PHARMACEUTICALS, INC.

By:	/S/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)