Form 10-Q
period 2011-06-30
MAP Pharmaceuticals, Inc.
filed 2011-08-08
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, the registrant had outstanding 30,416,026 shares of Common Stock.

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2011 and as of December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to June 30, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to June 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	47

Signatures		49

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$103,461	$76,007
Accounts receivable	384	—
Prepaid expenses and other current assets	516	644

Total current assets	104,361	76,651
Property and equipment, net	5,782	5,803
Other assets	27	30
Restricted investment	310	310

Total assets	$110,480	$82,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843	$2,998
Accrued liabilities	5,326	9,442
Debt	3,715	7,581
Current portion of deferred revenue	14,400	—

Total current liabilities	25,284	20,021
Deferred revenue, less current portion	7,925	—
Other liabilities	105	117

Total liabilities	33,314	20,138

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	298	296
Additional paid-in capital	307,454	301,924
Deficit accumulated during the development stage	(230,586)	(239,564)

Total stockholders’ equity	77,166	62,656

Total liabilities and stockholders’ equity	$110,480	$82,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception)
	2011	2010	2011	2010	to June 30, 2011
Collaboration revenue	$3,513	$—	$37,675	$—	$91,841

Operating expenses:
Research and development	7,259	8,242	18,827	18,028	236,296
Sales, general and administrative	4,796	3,910	9,639	7,791	72,553

Total operating expenses	12,055	12,152	28,466	25,819	308,849

Income (loss) from operations	(8,542)	(12,152)	9,209	(25,819)	(217,008)
Interest income	22	2	52	6	6,457
Interest expense	(106)	(339)	(273)	(732)	(7,266)
Other expense, net	—	—	(10)	(2)	(752)

Net income (loss)	(8,626)	(12,489)	8,978	(26,547)	(218,569)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income (loss) attributed to common stockholders	$(8,626)	$(12,489)	$8,978	$(26,547)	$(232,494)

Net income (loss) per share attributed to common stockholders
Basic	$(0.28)	$(0.47)	$0.30	$(1.01)

Diluted	$(0.28)	$(0.47)	$0.28	$(1.01)

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	30,333	26,480	30,272	26,168

Diluted	30,333	26,480	31,595	26,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Period from July 3, 2003 (Date of Inception) to June 30, 2011
	2011	2010
Cash flows from operating activities:
Net income (loss)	$8,978	$(26,547)	$(218,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	609	641	6,487
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	55	142	990
Stock-based compensation	3,772	3,094	21,613
Loss on disposal of equipment and other non-cash items	10	306	2,268
Changes in operating assets and liabilities:
Accounts receivable	(384)	—	(384)
Prepaid expenses and other current assets	128	165	(741)
Other assets	3	85	113
Accounts payable	(1,353)	(1,509)	526
Accrued liabilities	(4,116)	(3,136)	5,246
Deferred revenue	22,325	—	22,325
Other liabilities	(12)	39	105

Net cash provided by (used in) operating activities	30,015	(26,720)	(161,616)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(400)	(1,319)	(11,921)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(400)	(1,319)	(10,729)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Proceeds from sales of shares through equity plans	1,758	1,479	5,980
Repayment of debt	(3,921)	(3,551)	(28,381)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	19,665	19,653
Proceeds from issuance of common stock in equity offerings, net of issuance costs	2	—	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(2,161)	17,593	275,806

Net increase (decrease) in cash and cash equivalents	27,454	(10,446)	103,461
Cash and cash equivalents at beginning of period	76,007	65,776	—

Cash and cash equivalents at end of period	$103,461	$55,330	$103,461

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$198	$—	$198

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements. In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13 Revenue Arrangements with Multiple Deliverables, which amended the accounting standards for certain multiple element revenue arrangements to:

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

When VSOE cannot be established, we attempt to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. We typically are not able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality cannot be obtained, and we are therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use the best ESP in our allocation of the upfront payment. The objective of the best ESP is to determine the price at which we would transact a sale if the element of the license arrangement were sold on a stand-alone basis.

Our process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the circumstances underlying the factors considered change or should future circumstances lead us to consider additional factors, our ESP could change. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change. We regularly review best ESP and maintain internal controls over the establishment and updates of the estimates.

The Allergan Agreements entered into in February 2011 contain multiple elements. An upfront payment was received upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is stand-alone value for the deliverables and then allocated the upfront payment to each deliverable based upon the relative selling price of such deliverable. Significant deliverables are discussed below.

For the LEVADEX License deliverable, we determined the best estimate of selling price by using a discounted cash flow analysis. We conducted a cash flow analysis over the contractual period using forecasts for revenues and operating expenses, considering key factors such as overall market size, market share, growth rate, the competitive landscape, the regulatory environment and a discount rate. The cash flows are estimated over a significant future period of time for the contractual terms of the Allergan Agreements, which make our estimates subject to a high degree of uncertainty.

For the NDA Approval deliverable, we determined the best estimate of selling price by considering key factors such as the estimated costs in headcount, expenses related to the NDA and process validation required to perform the activities, based on our annual budget and estimated future forecasts. Obtaining approval of an NDA is a lengthy, expensive and uncertain process subject to regulation by the FDA. If there is a delay in the regulatory approval for LEVADEX, the future amortization of the deferred revenue could change on a prospective basis.

For the Manufacturing Process deliverable, we determined the best estimate of selling price by considering key factors such as estimated costs in headcount, manufacturing and process development operation required to perform the activities, based on our annual budget and estimated future forecasts, together with a market-based margin. We are dependent on numerous third parties for the manufacture of our product candidates and our supply chain and, if we experience problems with any of these suppliers, the manufacturing of our products could be delayed and the future amortization of the deferred revenue could change on a prospective basis.

Revenue allocated to the LEVADEX License deliverable was recognized in the first quarter of 2011, and revenue allocated to the other deliverables is deferred and being recognized on a straight-line basis over the estimated obligation periods.

We recognize a contingent milestone payment as revenue in its entirety upon our achievement of the milestone. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with performance required to achieve the milestone or the increase in value to the delivered item, relates solely to past performance and is reasonable relative to all of the other deliverables and payments within the arrangement.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718 Compensation – Stock Compensation, , or ASC718, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

For restricted stock units, or RSUs, with time-based vesting, the fair value for the RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period.

For RSUs with performance-based vesting, the fair value was determined using the stock price of our common stock on the date of the grant. A probability assessment that performance goals will be achieved is made quarterly. The compensation expense is recognized over the vesting period, and is adjusted periodically for forfeiture rate and any changes to our probability assessment of the number of performance-based RSUs expected to vest as a result of our achievement of the performance goals.

Comprehensive Income (loss)

We report comprehensive income (loss) in accordance with ASC 220 Reporting Comprehensive Income. Components of other comprehensive income (loss), including unrealized gains (losses) on our available-for-sale securities, are included in total comprehensive loss.

For both of the three and six months ended June 30, 2011 and 2010, there was no difference between net income (loss) and comprehensive income (loss).

Net Income (loss) per Share

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with ASC 260 Earnings per Share, for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, warrants and RSUs with time-based vesting using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributed to common stockholders	$(8,626)	$(12,489)	$8,978	$(26,547)
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	30,333,126	26,480,166	30,272,271	26,167,861

Basic income (loss) per common share	$(0.28)	$(0.47)	$0.30	$(1.01)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	30,333,126	26,480,166	30,272,271	26,167,861
Add: Weighted average stock options	—	—	1,307,159	—
Add: Weighted average warrants	—	—	14,165	—
Add: Weighted average RSUs with time-based vesting	—	—	1,328	—

Weighted average common shares used in computing diluted net income (loss) per common share	30,333,126	26,480,166	31,594,923	26,167,861

Diluted income (loss) per common share	$(0.28)	$(0.47)	$0.28	$(1.01)

The following outstanding common stock options, RSUs with time-based vesting, common stock issuable pursuant to our employee stock purchase plan, or ESPP, warrants to purchase common stock and RSUs with performance-based vesting were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of June 30,
	2011	2010
Options to purchase common stock	1,442,809	4,081,932
RSUs with time-based vesting	1,451	—
Common stock issuable pursuant to the ESPP	3,059	9,080
Warrants to purchase common stock	—	26,903
RSUs with performance-based vesting	81,000	98,000

Recent Accounting Pronouncements

In May 2011 the FASB and International Accounting Standards Board, or IASB, issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We will adopt ASU 2011-04 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-04 will have a material impact on our condensed consolidated financial statements.

In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, or ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We will adopt ASU 2011-05 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

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

In July 2011, Allergan exercised its option to expand the Collaboration Agreement to include Canada for neurologists and pain specialists. Under the Allergan Agreements, we retain the right to market and promote LEVADEX to other physicians within the United States and Canada and also retain all rights to LEVADEX in all other countries. We and Allergan will each provide sales representatives and other sales support for such marketing and promotional efforts. The Allergan Agreements specify minimum annual sales detail requirements to be provided by each party, and establish maximum annual amounts of detailing costs that each party will be obligated to incur pursuant to a commercialization plan.

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

The parties share profits and losses resulting from the collaboration equally. We are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the acute treatment of migraine in adults, except that if the U.S. Food and Drug Administration, or FDA, notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities.

The Collaboration Agreement may be terminated (i) by Allergan, at will, after first commercial sale of LEVADEX in the United States, upon 180 days’ prior written notice, (ii) by Allergan, upon written notice to us, if we receive a complete response letter or equivalent communication from the FDA, that Allergan determines will extend potential approval beyond a certain date or requires a certain minimum level of additional investment, (iii) by us, upon written notice to Allergan, if Allergan commercializes a competing product in the United States or Canada and (iv) by us, upon written notice to Allergan, if Allergan challenges or opposes patent rights licensed to Allergan pursuant to the Collaboration Agreement. Additionally, either party may terminate the Collaboration Agreement in the event of an uncured material breach. The Co-Promotion Agreement will terminate upon termination of the Collaboration Agreement.

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $3.5 million and $37.7 million were recognized as collaboration revenue for the three and six months ended June 30, 2011, respectively. The remaining $22.3 million is deferred and will be amortized as collaboration revenue over the estimated obligation periods.

Sales, general and administrative expenses for both the three and six months ended June 30, 2011, as well as for the cumulative period from July 3, 2003 (date of inception) to June 30, 2011, was net of $0.4 million of costs reimbursed or reimbursable by Allergan under cost sharing provisions in our Collaboration Agreement.

In August 2011, we announced that the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, the acceptance for filing of the LEVADEX NDA triggers a milestone payment of $20.0 million from Allergan. Please refer to Note 8. Subsequent Event for further details.

In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including a $50.0 million milestone for the first commercial sale associated with the initial acute migraine indication, $25.0 million in milestones for the achievement of certain FDA-approved product labeling in the United States and a $2.0 million milestone for regulatory approval of the initial indication for LEVADEX in Canada.

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

We paid $0 and $1.0 million for the three and six months ended June 30, 2011, respectively. For the six months ended June 30, 2011, we paid Nektar a milestone payment of $1.0 million as a result of entering into the Allergan Agreements, and recorded it as research and development expenses on our condensed consolidated statements of operations for the six months ended June 30, 2011. We paid $0 for both the three and six months ended June 30, 2010. We have paid $3.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2011. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

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

The following is a summary of our cash, cash equivalents and restricted investment as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	Amortized Cost	As of June 30, 2011
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$5,225	$—	$5,225
Certificates of deposit	310	—	310
Money market funds	98,236	—	98,236

	$103,771	$—	$103,771

Reported as:
Cash and cash equivalents			$103,461
Restricted investment			310

			$103,771

	Amortized Cost	As of December 31, 2010
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,327	$—	$2,327
Certificates of deposit	310	—	310
Money market funds	73,680	—	73,680

	$76,317	$—	$76,317

Reported as:
Cash and cash equivalents			$76,007
Restricted investment			310

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

As of June 30, 2011 and December 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	98,236	—	—	98,236

Total	$98,236	$310	$—	$98,546

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	73,680	—	—	73,680

Total	$73,680	$310	$—	$73,990

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

The carrying amount for our debt reported in the consolidated balance sheet as of June 30, 2011 was $3.7 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $3.7 million at June 30, 2011.

NOTE 5.	BALANCE SHEET COMPONENTS

Accounts receivable

	June 30, 2011	December 31, 2010
Accounts receivable	$384	$—

	$384	$—

The increase in the accounts receivable balance as of June 30, 2011 as compared to December 31, 2010 was due to the amount reimbursable to us from Allergan under cost sharing provisions in our Collaboration Agreements.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Clinical trial related	$1,278	$4,363
Payroll and related expenses	3,166	3,993
Professional services	831	998
Other	51	88

	$5,326	$9,442

Debt

In May 2008, we entered into a loan agreement, or the 2008 Working Capital Loan, for $20.0 million, in order to repay an earlier working capital loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of this agreement. The 2008 Working Capital Loan had interest-only payments up to and including January 2009, matures in October 2011, and includes customary loan covenants. As of June 30, 2011, we were in compliance with these loan covenants.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property.

Our debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Principal amount	$2,724	$6,646
Plus: premium, based on imputed interest rate of 12%	991	935

	3,715	7,581
Less: current portion of debt	3,715	7,581

Long-term portion	$—	$—

As of June 30, 2011, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining four months, from July 2011 to the maturity date in October 2011)	3,781

Total debt payments	$3,781

NOTE 6.	COMMITMENTS AND CONTINGENCIES

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

Rent expense was approximately $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011, compared to $0.3 million and $0.7 million, respectively, for the same periods in 2010. Rent expense was approximately $6.4 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2011.

As of June 30, 2011, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining six months)	$680
2012	700

Total minimum lease payments	$1,380

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010.

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

Restricted Stock Units

The Compensation Committee of the Board of Directors approved awards of RSUs with time-based vesting from our 2007 Equity Award Plan, or the 2007 Plan, to certain of our employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

In February 2010, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting from the 2007 Plan to certain of our employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs over the expected vesting period and we adjust it periodically for any changes to our probability assessment of the number of RSUs expected to vest as a result of our achievement of the performance goals. A probability assessment that performance goals will be achieved is made quarterly. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

For the six months ended June 30, 2011, activity for RSUs under the 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding at December 31, 2010	98,000	$16.19
RSUs granted	137,042	$16.06
RSUs vested	—	—
RSUs forfeited	(25,800)	$16.18

Unvested RSUs outstanding at June 30, 2011	209,242	$16.10

Stock Options

For the six months ended June 30, 2011, activity for stock options under the 2007 Plan was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2010	4,071,903	$9.64
Options granted	614,625	$16.09
Options exercised	(183,762)	$7.13
Options forfeited	(109,938)	$13.69
Options expired	(1,132)	$16.19

Balances, at June 30, 2011	4,391,696	$10.54

As of June 30, 2011, we had 2,244,722 shares of common stock available for grant under the 2007 Plan.

Warrants

We issued warrants to purchase 73,989 shares of common stock to selected lenders in connection with an earlier working capital loan which was fully paid in May 2008 and an equipment loan which was fully paid in September 2009. The warrants are exercisable at a price of $7.43 per share and expire in September 2013. In October 2009 and March 2010, warrants to purchase 22,418 shares and 24,668 shares were exercised, respectively, resulting in a net issuance of 5,817 shares and 12,295 shares, respectively. As of June 30, 2011, warrants to purchase the remaining 26,903 shares of common stock were outstanding.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted and RSUs and shares purchased under the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$693	$736	$1,697	$1,342
Sales, general and administrative	954	872	2,075	1,752

	$1,647	$1,608	$3,772	$3,094

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.6% - 2.2%	1.9% - 2.5%	1.6% - 2.2%	1.9% - 2.5%
Expected volatility	69%	62%	69% - 70%	62% - 63%
Expected term (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	0.1% - 0.2%	0.1% - 0.2%	0.1% - 0.2%	0.1%-0.2%
Expected volatility	30% - 38%	47% - 76%	30% - 38%	47% - 76%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

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

As of June 30, 2011, there were unrecognized compensation costs of approximately $7.2 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.2 years.

NOTE 8.	SUBSEQUENT EVENT

In August 2011, we announced that the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, the acceptance for filing of the LEVADEX NDA triggers a milestone payment of $20.0 million to us from Allergan. We will record the $20.0 million milestone payment as collaboration revenue on our condensed consolidated statements of operations for the three months ended September 30, 2011.

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

Our current focus is to advance our lead product candidate, LEVADEX (MAP0004) orally inhaled migraine therapy, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential acute treatment of migraine. We completed clinical development for LEVADEX in 2010 and submitted a NDA to the U.S. Food and Drug Administration, or FDA, in May 2011. In collaboration with Allergan, Inc., we plan to commercialize LEVADEX directly to neurologists and pain specialists in the United States and Canada. We are also evaluating options to commercialize LEVADEX to primary care physicians in the United States and Canada and to physicians in markets outside the United States and Canada.

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

In 2010, we announced that a second Phase 3 clinical trial would not be required for the LEVADEX NDA submission, completed and announced successful results from a pharmacokinetic, or PK, trial in smokers, a pharmacodynamics, or PD, trial evaluating pulmonary artery pressure using echocardiogram and a thorough QT trial. In addition, we completed our 12 month open-label safety extension of the Phase 3 FREEDOM 301 trial. In our clinical trials conducted for LEVADEX, no drug related serious adverse events have been reported. The LEVADEX clinical development program evaluated the efficacy, safety, PK and PD of LEVADEX in approximately 1,000 patients.

In May 2011, we submitted an NDA to the FDA for our LEVADEX orally inhaled migraine drug for the potential acute treatment of migraine. In August 2011, we announced that the FDA accepted for filing our LEVADEX NDA.

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

Allergan Collaboration

On January 28, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) and a Co-Promotion Agreement (the “Co-Promotion Agreement,” and together with the Collaboration Agreement, the “Allergan Agreements”) with Allergan, Inc., Allergan USA, Inc. and Allergan Sales, LLC (collectively, “Allergan”). Pursuant to the terms of the Allergan Agreements, we have granted Allergan a co-exclusive license to market and promote LEVADEX, our proprietary novel migraine therapy for delivery by inhalation, to neurologists and pain specialists in the United States in collaboration with us. In July 2011, Allergan exercised its option to expand the Collaboration Agreement to include Canada for neurologists and pain specialists. Under the Allergan Agreements, we retain the right to market and promote LEVADEX to other physicians within the United States and Canada and also retain all rights to LEVADEX in all other countries. We and Allergan will each provide sales representatives and other sales support for such marketing and promotional efforts. The Allergan Agreements specify minimum annual sales detail requirements to be provided by each party, and establish maximum annual amounts of detailing costs that each party will be obligated to incur pursuant to a commercialization plan. The parties will collaborate in the development of LEVADEX for the treatment of migraine in adolescents 12 to 18 years of age, and for at least one other indication. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements. We will be responsible for manufacturing and supplying LEVADEX, and for distributing the product and recording product revenues from sales of LEVADEX resulting from the parties’ collaboration. The parties will share profits and losses resulting from the collaboration equally. We will be solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the acute treatment of migraine in adults, except that if the FDA notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs. The parties generally will share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities.

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $3.5 million and $37.7 million was recognized as collaboration revenue for the three and six months ended June 30, 2011, respectively. The remaining $22.3 million is deferred and will be amortized as collaboration revenue over the estimated obligation periods.

Sales, general and administrative expenses for both of the three and six months ended June 30, 2011, as well as for the cumulative period from July 3, 2003 (date of inception) to June 30, 2011, was net of $0.4 million of costs reimbursed or reimbursable by Allergan under cost sharing provisions in our Collaboration Agreement.

In August 2011, we announced that the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, the acceptance for filing of the LEVADEX NDA triggers a milestone payment of $20.0 million from Allergan.

In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including a $50.0 million milestone for the first commercial sale associated with the initial acute migraine indication, $25.0 million in milestones for the achievement of certain FDA-approved product labeling in the United States and a $2.0 million milestone for regulatory approval of the initial indication for LEVADEX in Canada.

Critical Accounting Policies and Significant Judgments and Estimates

With the exceptions of the discussion below, there have been no significant changes in critical accounting policies during the three and six months ended June 30, 2011, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements. In October 2009, the FASB issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

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

When VSOE cannot be established, we attempt to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. We typically are not able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality cannot be obtained, and we are therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use the best ESP in our allocation of the upfront payment. The objective of the best ESP is to determine the price at which we would transact a sale if the element of the license arrangement were sold on a stand-alone basis.

Our process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the circumstances underlying the factors considered change or should future circumstances lead us to consider additional factors, our ESP could change. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change. We regularly review best ESP and maintain internal controls over the establishment and updates of the estimates.

The Allergan Agreements entered into in February 2011 contain multiple elements. An upfront payment was received upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is stand-alone value for the deliverables and then allocated the upfront payment to each deliverable based upon the relative selling price of such deliverable. Significant deliverables are discussed below.

For the LEVADEX License deliverable, we determined the best estimate of selling price by using a discounted cash flow analysis. We conducted a cash flow analysis over the contractual period using forecasts for revenues and operating expenses, considering key factors such as overall market size, market share, growth rate, the competitive landscape, the regulatory environment and a discount rate. The cash flows are estimated over a significant future period of time for the contractual terms of the Allergan Agreements, which make our estimates subject to a high degree of uncertainty.

For the NDA Approval deliverable, we determined the best estimate of selling price by considering key factors such as the estimated costs in headcount, expenses related to the NDA and process validation required to perform the activities, based on our annual budget and estimated future forecasts. Obtaining approval of an NDA is a lengthy, expensive and uncertain process subject to regulation by the FDA. If there is a delay in the regulatory approval for LEVADEX, the future amortization of the deferred revenue could change on a prospective basis.

For the Manufacturing Process deliverable, we determined the best estimate of selling price by considering key factors such as estimated costs in headcount, manufacturing and process development operation required to perform the activities, based on our annual budget and estimated future forecasts, together with a market-based margin. We are dependent on numerous third parties for the manufacture of our product candidates and our supply chain and, if we experience problems with any of these suppliers, the manufacturing of our products could be delayed and the future amortization of the deferred revenue could change on a prospective basis.

Revenue allocated to the LEVADEX License deliverable was recognized in the first quarter of 2011, and revenue allocated to the other deliverables is deferred and being recognized on a straight-line basis over the estimated obligation periods.

We recognize a contingent milestone payment as revenue in its entirety upon our achievement of the milestone. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with performance required to achieve the milestone or the increase in value to the delivered item, relates solely to past performance and is reasonable relative to all of the other deliverables and payments within the arrangement.

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

(v) employee-related expenses, which include salaries and benefits; (vi) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies, and (vii) stock-based compensation expense. All research and development expenses are expensed as incurred.

Conducting a significant amount of research and development is central to our business model. Through June 30, 2011, we had incurred approximately $236.3 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our LEVADEX program, our Unit Dose Budesonide, or UDB, program, which has been suspended, and other earlier stage projects for the three and six months ended June 30, 2011 and 2010, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) through June 30,
	2011	2010	2011	2010	2011
Our most advanced product candidates:
LEVADEX	86%	89%	91%	89%	60%
UDB (suspended)	—	—	—	—	30%
Other projects	14%	11%	9%	11%	10%

Total	100%	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Costs reimbursed or reimbursable by Allergan under cost sharing provisions in our Collaboration Agreement are recorded as a reduction of sales, general and administrative expenses.

Through June 30, 2011, we incurred approximately $72.6 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

Collaboration revenue change as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaboration revenue	$3,513	$—	$37,675	$—

The increase in collaboration revenue was due to the Allergan Agreements effective on January 28, 2011. In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $3.5 million and $37.7 million was recognized as collaboration revenue for the three and six months ended June 30, 2011, respectively. The remaining $22.3 million is deferred and will be amortized as collaboration revenue over the estimated obligation periods.

In August 2011, we announced that the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, the acceptance for filing of the LEVADEX NDA triggers a milestone payment of $20.0 million from Allergan.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Research and development expenses	$7,259	$8,242	$(983)	(12)%	$18,827	$18,028	$799	4%

For the three months ended June 30, 2011 compared to the same period in 2010, the decrease in research and development expenses was due primarily to a decrease of $1.3 million in clinical and other project expenses to support the LEVADEX Phase 3 clinical program, partially offset by an increase of $0.5 million in personnel related expenses including stock-based compensation.

For the six months ended June 30, 2011 compared to the same period in 2010, the increase in research and development expenses was due primarily to an increase of $1.4 million in personnel related expenses including stock-based compensation, partially offset by a decrease of $0.6 million from loss on disposal of assets and other expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Sales, general and administrative expenses	$4,796	$3,910	$886	23%	$9,639	$7,791	$1,848	24%

Sales, general and administrative expenses for both of the three and six months ended June 30, 2011 was net of $0.4 million of costs reimbursed or reimbursable by Allergan under cost sharing provisions in our Collaboration Agreement.

For the three months ended June 30, 2011 compared to the same period in 2010, the increase in sales, general and administrative expenses was due primarily to an increase of $0.5 million in personnel related expenses including stock-based compensation, and an increase of $0.2 million in professional services.

For the six months ended June 30, 2011 compared to the same period in 2010, the increase in sales, general and administrative expenses was due primarily to an increase of $1.1 million in personnel related expenses including stock-based compensation, and an increase of $0.6 million in professional services.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Interest income	$22	$2	$20	*	$52	$6	$46	*

*	Percentage is not meaningful.

For the three and six months ended June 30, 2011 compared to the same periods in 2010, the increase in interest income was both due primarily to an increase in interest rates related to our investments and higher cash balances. We expect our interest income to fluctuate in the future due to changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Interest expense	$106	$339	$(233)	(69)%	$273	$732	$(459)	(63)%

The decrease in interest expense was due primarily to lower debt balances related to the 2008 Working Capital Loan. We expect our interest expense to fluctuate in the future with average debt balances.

Other Expense, Net

Other expense, net, and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Other expense, net	$—	$—	$—	—	$10	$2	$8	*

*	Percentage is not meaningful.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of June 30, 2011 we had an accumulated deficit of $230.6 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

•

In January 2010, we accessed our equity line of credit with Azimuth Opportunity Ltd., or Azimuth, and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share, less a discount of approximately 4.5% per share, for a net price of approximately $13.09 per share. The total purchase price for these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses;

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

As of June 30, 2011, we had approximately $103.5 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$30,015	$(26,720)
Investing activities	(400)	(1,319)
Financing activities	(2,161)	17,593

Net cash provided by (used in) operating activities. We received $30.0 million of cash from operating activities for the six months ended June 30, 2011 compared to the usage of cash of $26.7 million for the corresponding period in 2010. The cash provided by operating activities for the six months ended June 30, 2011 was due primarily to net income of $9.0 million and an increase in deferred revenue of $22.3 million, both related to a $60.0 million nonrefundable upfront payment we received from Allergan in February 2011, and stock-based compensation of $3.8 million, partially offset by a decrease in accrued liabilities of $4.1 million. The usage of cash of $26.7 million for the six months ended June 30, 2010 was due primarily to a net loss of $26.5 million and a decrease in accrued liabilities of $3.1 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $3.1 million.

Net cash used in investing activities. We used $0.4 million and $1.3 million of cash for investing activities for the six months ended June 30, 2011 and 2010, respectively. The usage of cash for both the six months ended June 30, 2011 and 2010 was due to purchase of property and equipment.

Net cash provided by (used in) financing activities. We used $2.2 million of cash for financing activities for the six months ended June 30, 2011, compared to receiving cash of $17.6 million for the corresponding period in 2010. The usage of cash of $2.2 million for the six months ended June 30, 2011 was due primarily to the repayment of $3.9 million of outstanding debt in the six months ended June 30, 2011, partially offset by the proceeds from sales of shares through equity plans of $1.8 million. The cash provided by financing activities for the six months ended June 30, 2010 was due primarily to the net proceeds of approximately $19.7 million from the issuance of our common stock from the drawdown of the equity line of credit with Azimuth Opportunity Ltd., or Azimuth, and proceeds from sales of shares through equity plans of $1.5 million, partially offset by the repayment of debt of $3.6 million.

Equity Line of Credit

On November 11, 2009, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Azimuth which provides us with what is sometimes termed an equity line of credit arrangement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Purchase Agreement. From time to time over the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over ten consecutive trading days or such other period mutually agreed upon by Azimuth and us, with each draw down subject to limitations based on the price of our common stock and a maximum limit of 2.5% of our market capitalization at the time of such draw down, or such other limit as mutually agreed upon by Azimuth and us.

In January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses. As of June 30, 2011, we have $40 million remaining under the equity line of credit for future use.

Agreement with Allergan

Under the Collaboration Agreement with Allergan effective January 28, 2011, we are responsible for manufacturing and supplying LEVADEX, and for distributing the product and recording product revenues from sales of LEVADEX resulting from the parties’ collaboration. The parties share profits and losses resulting from the collaboration equally. We are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the acute treatment of migraine in adults, except that if the FDA notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We have agreed to indemnify Allergan against any losses incurred in connection with, among other things, any negligence, recklessness or wrongful intentional acts by us, any breach by us of the Allergan Agreements, the development and commercialization of LEVADEX actually conducted by or for us or our affiliates or sublicensees, allegations that the manufacture, use or commercialization of LEVADEX infringes third party intellectual property rights, or allegations that personal injury or death or property damage was caused by a defect in LEVADEX manufactured by or for us. The Collaboration Agreement may be terminated (i) by Allergan, at will, after first commercial sale of LEVADEX in the United States, upon 180 days’ prior written notice, (ii) by Allergan, upon written notice to us, if we receive a complete response letter or equivalent communication from the FDA, that Allergan determines will extend potential approval beyond a certain date or requires a certain minimum level of additional investment, (iii) by us, upon written notice to Allergan, if Allergan commercializes a competing product in the United States or Canada and (iv) by us, upon written notice to Allergan, if Allergan challenges or opposes patent rights licensed to Allergan pursuant to the Collaboration Agreement. Additionally, either party may terminate the Collaboration Agreement in the event of an uncured material breach. The Co-Promotion Agreement will terminate upon termination of the Collaboration Agreement.

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

Recent Accounting Pronouncements

In May 2011 the FASB and IASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We will adopt ASU 2011-04 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-04 will have a material impact on our condensed consolidated financial statements.

In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, or ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We will adopt ASU 2011-05 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of June 30, 2011, the period covered by this report.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $54.7 million, $9.0 million and $72.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, net loss of $8.6 million for the three months ended June 30, 2011 and net income of $9.0 million for the six months ended June 30, 2011. As of June 30, 2011, we had a deficit accumulated during development stage of approximately $230.6 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. In addition, if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our most advanced product candidate, LEVADEX for the potential acute treatment of migraine;

•	potential risks related to any collaborations we may enter into for our product candidates, including our current collaboration with Allergan for LEVADEX;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	the success of clinical trials of our LEVADEX product candidate or future product candidates;

•	any delays in regulatory review and approval of our LEVADEX product candidate or future product candidates, including any requirements to perform additional preclinical or clinical trials;

•	our ability to receive regulatory approval for or commercialize our LEVADEX product candidate, as well as future product candidates;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	market acceptance and rate of market adoption of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to commercialize our products including establishing an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize LEVADEX;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products outside of the United States;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	regulatory difficulties and post market requirements relating to products that have already received regulatory approval;

•	practice guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. While we have completed our clinical development program for LEVADEX for the acute treatment of migraine in adults, we expect to have continued expenses in connection with our ongoing activities, particularly as we focus on and proceed with our NDA submission for LEVADEX, our most advanced product candidate. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we have conducted, in which case the timing of any potential product approval may be delayed. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to commercialize LEVADEX and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, including our collaboration with Allergan. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and UDB. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. In July 2009, we announced that we were suspending development of UDB, after our partner AstraZeneca terminated our license agreement. We are now largely dependent on the success of one product candidate, LEVADEX, for which we have completed a Phase 3 clinical development program and for which we have submitted an NDA to the FDA. Our ability to generate product revenue, which we do not expect will occur for some time, if ever, will depend heavily on the successful regulatory approval and commercialization of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the NDA process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the trial has also been completed and no drug-related serious adverse events were reported in the trial. Although we had planned to initiate a second Phase 3 efficacy study in the first quarter of 2010, we have been informed by the FDA that a second pivotal efficacy study is not required for submission of our NDA if the topline efficacy results we submitted in 2009 are confirmed during the NDA review. We have completed a pharmacokinetics trial in 23 adult smokers comparing them to 24 adult non-smokers. The trial was designed to measure whether the systemic absorption of LEVADEX is higher and exposure to dihydroergotamine mesylate, or DHE, is greater in smokers than in non-smokers. In the trial, the systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. We also have completed a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiograms. The trial compared the acute effects on pulmonary artery pressure of LEVADEX, DHE administered intravenously and placebo. In the trial, there was no statistically significant difference between the LEVADEX and placebo groups in the primary endpoint of pulmonary artery pressure over two hours after administration. In addition we have completed a thorough QT trial in which LEVADEX had no effect on QT interval as measured by electrocardiograms. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

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

We currently have no approved drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA for each product candidate. We have not received marketing approval for any of our product candidates in any country. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing.

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

We have entered into a collaboration agreement targeting the neurology and pain specialist segment of the United States and Canada markets. We believe that adoption of LEVADEX by neurologists and pain specialists, who regularly treat migraine patients, will help to lead to broader adoption in the United States market. Our dependence on Allergan to help us to commercialize LEVADEX in this market segment and Allergan’s performance under our collaboration agreement may not lead to physician uptake in this market and we may not be able to successfully commercialize LEVADEX in the specialty market. While we believe that neurologists and pain specialists, because they treat migraine patients, may be early adopters of LEVADEX and drive market adoption in the primary physician segment of the market, our ability to enter into a partnership targeting the primary physician market may have an effect on the overall sales of LEVADEX. If we are unable to enter into a commercial partnership targeting primary care physicians, we may be unable to commercialize LEVADEX to primary care physicians on our own, and we may not realize significant revenues from product sales relating to that segment. Our profits from the collaboration are shared equally with Allergan and this can limit overall profits and financial performance of the Company.

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

Data obtained from pre-clinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our products. In addition, as a routine part of the evaluation of any potential drug, clinical studies are generally conducted to assess the potential for drug-drug interactions that could impact potential product safety. We conducted a drug-drug interaction trial in which co-administration of LEVADEX with a potent CYP3A4 inhibitor showed no effects on the plasma levels of DHE or its elimination. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

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

We may not be able to seek FDA marketing approval of our product candidates under Section 505(b)(2) of the FFDCA. Section 505(b)(2), if applicable to us, would allow an NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the overall scope of work we must do ourselves. If we are unable to rely on Section 505(b)(2), the development program for our product candidates would be longer than we expected, and we would also have to conduct more clinical trials than we had anticipated.

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

If approved for the acute treatment of migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for the treatment of migraine are in the triptan class. In 2010, the triptan market in the United States totaled approximately $1.6 billion in revenue. The triptan with the largest market share is sumatriptan with 2010 prescriptions of approximately 6.1 million in the United States. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the

FDA for the acute treatment of migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of LEVADEX. In addition to the marketed migraine therapeutics, there are product candidates under development by large pharmaceutical companies, such as Merck & Co., Inc., and other smaller companies, that could potentially be used to treat acute migraine and compete with LEVADEX. In October 2010, Allergan, Inc.’s BOTOX botulinum toxin was approved by the FDA for the treatment of chronic migraine, a different indication than acute migraine.

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

In order to market and commercialize any products outside of the United States, we and our partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures and requirements vary among countries and can involve additional pre-clinical studies and clinical trials and additional administrative review periods. For example, European regulatory authorities generally require clinical testing comparing the efficacy of the new drug to an existing drug prior to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

Our product candidates may have undesirable side effects and cause our approved drugs to be subject to move restricted use or to be taken off the market.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. In addition, the FDA could condition any approval of LEVADEX on our implementation of a post-approval risk management plan. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to provide adequate oversight of the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. Any new legislation could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for LEVADEX or any other product candidates may include a restriction on the term of its use, such as a black box warning, or it may not include one or more of our intended indications. The FDA historically has required that labeling for products containing DHE include a contraindication for use in women who are, or who may become, pregnant. Although we believe that this contraindication is not applicable to our formulation of DHE, the FDA may disagree and require the LEVADEX labeling to carry this contraindication.

Our product candidates will also be subject to ongoing FDA requirements for the current Good Manufacturing Practices, or cGMP, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, or fail to be made in compliance with applicable regulatory requirements such as cGMP, a regulatory agency may:

•	issue warning letters or untitled letters identifying violations;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other civil or criminal penalties;

•	suspend regulatory review of pending NDAs or approval of new products;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

We or our potential partners will need to obtain FDA approval of the proposed product names for our product candidates and any failure or delay associated with such approval may adversely impact our business.

Any trade name we or our potential partners intend to use for our product candidates will require approval from the FDA regardless of whether we or our partners have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to our product names, we may be required to adopt an alternative name for our product candidates. If we or our partners adopt an alternative name, we or our partners would lose the benefit of our existing trademark applications and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We or our partners may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We have a collaboration agreement with Allergan to commercialize LEVADEX to neurologists and pain specialists in the United States and Canada. We may establish additional marketing, sales and distribution collaborations with third parties where appropriate. For example, if we choose to expand the marketing and sales of LEVADEX to primary care physicians beyond neurologists and pain specialists, we may establish partnerships with other companies to maximize the potential of the commercialization opportunity. Outside the United States and Canada, we may establish commercial partnerships for LEVADEX in order to effectively reach target markets in order to maximize its commercial opportunities. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize LEVADEX to primary care physicians or outside the United States and Canada. If we are unable to establish adequate marketing, sales and distribution collaborations to target primary care physicians, specialists and other large groups of prescribing physicians within and outside the United States, then we may not be able to achieve the full commercial opportunity for LEVADEX.

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

As of June 30, 2011, we had 102 full-time employees. We may need to expand our managerial, operational, administrative and other resources in order to manage and fund our operations, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our development program for LEVADEX, including manufacturing and regulatory activities in support of the NDA process with the FDA, and potential approval from the FDA;

•	begin activities related to commercialization as we prepare for a potential product launch of LEVADEX; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1 †	Collaboration Agreement by and among MAP Pharmaceuticals, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. dated January 28, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 16, 2011, and incorporated herein by reference).

10.2 †	Co-Promotion Agreement by and between MAP Pharmaceuticals, Inc., Allergan USA, Inc., dated January 28, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on February 16, 2011, and incorporated herein by reference).

10.3	First Amendment to Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated October 28, 2008 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated here by reference).

10.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated April 15, 2011 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated here by reference).

10.5*	First Amendment to Collaboration Agreement by and among MAP Pharmaceuticals, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. dated January 28, 2011.

31.1	Certification of Principal Executive Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Confidential treatment requested for certain portions.
^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011

MAP PHARMACEUTICALS, INC.

By:	/S/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)