Form 10-Q
period 2011-09-30
MAP Pharmaceuticals, Inc.
filed 2011-11-08
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, the registrant had outstanding 30,497,188 shares of Common Stock.

		PAGE
PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 and as of December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to September 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	47

Signatures		48

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$111,844	$76,007
Accounts receivable	240	—
Prepaid expenses and other current assets	675	644

Total current assets	112,759	76,651
Property and equipment, net	5,785	5,803
Other assets	27	30
Restricted investment	310	310

Total assets	$118,881	$82,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,444	$2,998
Accrued liabilities	6,171	9,442
Debt	1,690	7,581
Current portion of deferred revenue	11,748	—

Total current liabilities	22,053	20,021
Deferred revenue, less current portion	6,715	—
Other liabilities	—	117

Total liabilities	28,768	20,138

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	299	296
Additional paid-in capital	309,193	301,924
Deficit accumulated during the development stage	(219,379)	(239,564)

Total stockholders’ equity	90,113	62,656

Total liabilities and stockholders’ equity	$118,881	$82,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) to September 30, 2011
	2011	2010	2011	2010
Collaboration revenue	$23,861	$—	$61,536	$—	$115,702
Operating expenses:
Research and development	6,725	10,009	25,552	28,037	243,021
Sales, general and administrative	5,890	3,921	15,529	11,712	78,443

Total operating expenses	12,615	13,930	41,081	39,749	321,464

Income (loss) from operations	11,246	(13,930)	20,455	(39,749)	(205,762)
Interest income	6	5	58	11	6,463
Interest expense	(43)	(284)	(316)	(1,016)	(7,309)
Other income (expense), net	(2)	31	(12)	29	(754)

Net income (loss)	11,207	(14,178)	20,185	(40,725)	(207,362)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income (loss) attributed to common stockholders	$11,207	$(14,178)	$20,185	$(40,725)	$(221,287)

Net income (loss) per share attributed to common stockholders
Basic	$0.37	$(0.53)	$0.67	$(1.55)

Diluted	$0.35	$(0.53)	$0.64	$(1.55)

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	30,440	26,629	30,329	26,323

Diluted	31,611	26,629	31,605	26,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 3, 2003 (Date of Inception) to September 30, 2011

	2011	2010
Cash flows from operating activities:
Net income (loss)	$20,185	$(40,725)	$(207,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,030	931	6,908
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	64	199	999
Stock-based compensation	5,484	4,804	23,325
Loss on disposal of equipment and other non-cash items	11	306	2,269
Changes in operating assets and liabilities:
Accounts receivable	(240)	—	(240)
Prepaid expenses and other current assets	(31)	156	(900)
Other assets	3	83	113
Accounts payable	(666)	(640)	1,213
Accrued liabilities	(3,355)	(3,072)	6,007
Deferred revenue	18,463	—	18,463
Other liabilities	(33)	33	84

Net cash provided by (used in) operating activities	40,915	(37,925)	(150,716)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(911)	(1,976)	(12,432)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(911)	(1,976)	(11,240)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Net Proceeds from issuance of common stock through equity plans	1,786	1,681	6,008
Repayment of debt	(5,955)	(5,394)	(30,415)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	19,654	19,653
Proceeds from issuance of common stock in equity offerings, net of issuance costs	2	—	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(4,167)	15,941	273,800

Net increase (decrease) in cash and cash equivalents	35,837	(23,960)	111,844
Cash and cash equivalents at beginning of period	76,007	65,776	—

Cash and cash equivalents at end of period	$111,844	$41,816	$111,844

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$112	$—	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	THE COMPANY

MAP Pharmaceuticals, Inc., incorporated in the state of Delaware, originally was formed as a limited liability company on July 3, 2003 and converted to a corporation on December 11, 2003. Our goal is to use proprietary inhalation technologies to enhance the therapeutic benefits and commercial attractiveness of proven drugs while minimizing risk by capitalizing on their known safety, efficacy and commercialization history. Our current focus is to advance the development of our product candidate, LEVADEX®, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine for the potential treatment of migraine. We are in the development stage and since inception have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel.

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for the next several years. We will need substantial additional capital in the future in connection with the development and potential commercialization of LEVADEX and to fund the development and potential commercialization of any future product candidates. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements. In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

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

Revenue allocated to the LEVADEX License deliverable was recognized in the first quarter of 2011, and revenue allocated to the other deliverables was deferred and is being recognized on a straight-line basis over the estimated obligation periods.

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

For both of the three and nine months ended September 30, 2011 and 2010, there was no difference between net income (loss) and comprehensive income (loss).

Net Income (loss) per Share

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with ASC 260 Earnings per Share, for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, warrants, common stock issuable pursuant to our employee stock purchase plan, or ESPP, and RSUs with time-based vesting using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributed to common stockholders	$11,207	$(14,178)	$20,185	$(40,725)
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	30,439,769	26,629,481	30,328,717	26,323,425

Basic income (loss) per common share	$0.37	$(0.53)	$0.67	$(1.55)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	30,439,769	26,629,481	30,328,717	26,323,425
Add: Weighted average stock options	1,157,647	—	1,259,833	—
Add: Weighted average warrants	12,956	—	13,780	—
Add: Weighted average ESPP	372	—	1,393	—
Add: Weighted average RSUs with time-based vesting	411	—	998	—

Weighted average common shares used in computing diluted net income (loss) per common share	31,611,155	26,629,481	31,604,721	26,323,425

Diluted income (loss) per common share	$0.35	$(0.53)	$0.64	$(1.55)

The following outstanding common stock options, RSUs with time-based vesting, RSUs with performance-based vesting, common stock issuable pursuant to our ESPP and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	1,570,300	4,006,986	1,494,570	4,006,986
RSUs with time-based vesting	142,413	—	9,406	—
RSUs with performance-based vesting	39,250	98,000	39,250	98,000
Common stock issuable pursuant to the ESPP	—	24,563	—	24,563
Warrants to purchase common stock	—	26,903	—	26,903

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

In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, or ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We will adopt ASU 2011-05 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $3.9 million and $41.5 million were recognized as collaboration revenue for the three and nine months ended September 30, 2011, respectively. The remaining $18.5 million is deferred and will be amortized as collaboration revenue over the estimated obligation periods.

During the third quarter ended September 30, 2011, the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, we received a milestone payment of $20.0 million from Allergan. We have determined that the achievement of this milestone was substantive and we recorded the $20.0 million milestone payment as collaboration revenue on our condensed consolidated statements of operations for the three months ended September 30, 2011.

In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including a $50.0 million milestone for the first commercial sale associated with the initial indication (the acute treatment of migraine), $25.0 million in milestones for the achievement of certain FDA-approved product labeling in the United States and a $2.0 million milestone for regulatory approval of the initial indication for LEVADEX in Canada.

Sales, general and administrative expenses for the three and nine months ended September 30, 2011 were net of $0.2 million and $0.7 million, respectively, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in our Collaboration Agreement. Sales, general and administrative expenses for the cumulative period from July 3, 2003 (date of inception) to September 30, 2011 were net of $0.7 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in our Collaboration Agreement.

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

We paid $0 and $1.0 million for the three and nine months ended September 30, 2011, respectively. For the nine months ended September 30, 2011, we paid Nektar a milestone payment of $1.0 million as a result of entering into the Allergan Agreements, and recorded it as research and development expenses on our condensed consolidated statements of operations for the nine months ended September 30, 2011. We paid $0 for both the three and nine months ended September 30, 2010. We have paid $3.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2011. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

NOTE 4.	FAIR VALUE MEASUREMENTS

We adopted ASC 820, Fair Value Measurements, or ASC 820, as it relates to financial assets and financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

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

The following is a summary of our cash, cash equivalents and restricted investment as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	Amortized Cost	As of September 30, 2011
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$4,598	$—	$4,598
Certificates of deposit	310	—	310
Money market funds	107,246	—	107,246

	$112,154	$—	$112,154

Reported as:
Cash and cash equivalents			$111,844
Restricted investment			310

			$112,154

	Amortized Cost	As of December 31, 2010
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,327	$—	$2,327
Certificates of deposit	310	—	310
Money market funds	73,680	—	73,680

	$76,317	$—	$76,317

Reported as:
Cash and cash equivalents			$76,007
Restricted investment			310

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

As of September 30, 2011 and December 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of September 30, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	107,246	—	—	107,246

Total	$107,246	$310	$—	$107,556

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	73,680	—	—	73,680

Total	$73,680	$310	$—	$73,990

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

The carrying amount for our debt reported in the consolidated balance sheet as of September 30, 2011 was $1.7 million. Using a discounted cash flow technique that incorporates a market interest rate, we have determined the fair value of our debt to be $1.7 million at September 30, 2011.

NOTE 5.	BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$240	$—

	$240	$—

The increase in the accounts receivable balance as of September 30, 2011 as compared to December 31, 2010 was due to the amount reimbursable to us from Allergan under cost-sharing provisions in our Collaboration Agreements.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Clinical trial related	$668	$4,363
Payroll and related expenses	4,101	3,993
Professional services	1,272	998
Other	130	88

	$6,171	$9,442

The decrease in the clinical trial-related accrued liabilities balance as of September 30, 2011 as compared to December 31, 2010 was due primarily to the payment of expenses related to the LEVADEX Phase 3 clinical program.

Debt

In May 2008, we entered into a loan agreement, or the 2008 Working Capital Loan, for $20.0 million, in order to repay an earlier working capital loan and to support general corporate purposes. The 2008 Working Capital Loan bears interest at an annual rate of 9.95%, with an effective rate of approximately 12% after factoring in a $1.0 million payment due at the termination of this agreement. The 2008 Working Capital Loan had interest-only payments up to and including January 2009, matures in October 2011, and includes customary loan covenants. As of September 30, 2011, we were in compliance with these loan covenants.

The 2008 Working Capital Loan amounts are collateralized by all of our assets, excluding intellectual property.

Our debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Principal amount	$690	$6,646
Plus: premium, based on imputed interest rate of 12%	1,000	935

	1,690	7,581
Less: current portion of debt	1,690	7,581

Long-term portion	$—	$—

As of September 30, 2011, debt payments, which include interest and principal, are as follows (in thousands):

Year ending December 31,	Amount
2011 (through October 2011)	1,695

Total debt payments	$1,695

NOTE 6.	COMMITMENTS AND CONTINGENCIES

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

Rent expense was approximately $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2011, compared to $0.3 million and $1.0 million, respectively, for the same periods in 2010. Rent expense was approximately $6.7 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2011.

As of September 30, 2011, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining three months)	$340
2012	700

Total minimum lease payments	$1,040

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

Not reflected in the above table is an amendment to the Lease that we entered into in October 2011, which includes additional square footage, in an adjacent building and extends the Lease term until June 2013 with certain renewal options.

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

For RSUs that vested in the third quarter of 2011, we withheld a number of shares of common stock equal in value to the amount of the minimum statutory tax withholding obligations that arose due to such vesting, and issued shares of common stock for the remainder of the vested amount. The settlement of vested RSUs on a net share basis resulted in fewer shares issued by us.

For the nine months ended September 30, 2011, activity for RSUs under the 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding at December 31, 2010	98,000	$16.19
RSUs granted	166,409	$15.92
RSUs released	(40,500)	$16.19
RSUs forfeited	(28,950)	$16.18

Unvested RSUs outstanding at September 30, 2011	194,959	$15.96

Stock Options

For the nine months ended September 30, 2011, activity for stock options under the 2007 Plan was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2010	4,071,903	$9.64
Options granted	720,975	$16.00
Options exercised	(238,895)	$6.43
Options forfeited	(132,207)	$13.66
Options expired	(35,666)	$12.09

Balances, at September 30, 2011	4,386,110	$10.72

As of September 30, 2011, we had 2,168,958 shares of common stock available for grant under the 2007 Plan.

Warrants

We issued warrants to purchase 73,989 shares of common stock to selected lenders in connection with an earlier working capital loan which was fully paid in May 2008 and an equipment loan which was fully paid in September 2009. The warrants are exercisable at a price of $7.43 per share and expire in September 2013. In October 2009 and March 2010, warrants to purchase 22,418 shares and 24,668 shares were exercised, respectively, resulting in a net issuance of 5,817 shares and 12,295 shares, respectively. As of September 30, 2011, warrants to purchase the remaining 26,903 shares of common stock were outstanding.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted and RSUs and shares purchased under the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$805	$766	$2,502	$2,108
Sales, general and administrative	907	944	2,982	2,696

	$1,712	$1,710	$5,484	$4,804

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.9% - 1.6%	1.3% - 1.7%	0.9% - 2.2%	1.3% - 2.5%
Expected volatility	70%	67%	69% - 70%	62% - 67%
Expected term (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.1%	0.2%	0.1% - 0.2%	0.1% - 0.2%
Expected volatility	30%	47%	30% - 38%	47% - 76%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

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

As of September 30, 2011, there were unrecognized compensation costs of approximately $6.4 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.2 years.

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

Our current focus is to advance our lead product candidate, LEVADEX (MAP0004) orally inhaled migraine therapy, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential acute treatment of migraine. We completed clinical development for LEVADEX in 2010 and our NDA currently is being reviewed by the U.S. Food and Drug Administration, or FDA, with a goal date of March 26, 2012 under the Prescription Drug User Fee Act, or PDUFA. In collaboration with Allergan, Inc., we plan to commercialize LEVADEX directly to neurologists and pain specialists in the United States and Canada. We are also evaluating options to commercialize LEVADEX to primary care physicians in the United States and Canada and to physicians in markets outside the United States and Canada.

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

In 2010, we announced that a second Phase 3 clinical trial would not be required for the LEVADEX NDA submission. We have completed and announced successful results from a pharmacokinetic, or PK, trial in smokers, a pharmacodynamics, or PD, trial evaluating pulmonary artery pressure using echocardiogram, a thorough QT trial and a drug-drug interaction trial. In addition, we completed our 12 month open-label safety extension of the Phase 3 FREEDOM 301 trial. In our clinical trials conducted for LEVADEX, no drug related serious adverse events have been reported. The LEVADEX clinical development program evaluated the efficacy, safety, PK and PD of LEVADEX in approximately 1,000 patients.

In May 2011, we submitted an NDA to the FDA for our LEVADEX orally inhaled migraine drug for the potential acute treatment of migraine. The NDA currently is being reviewed by the FDA, with a PDUFA goal date of March 26, 2012.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $3.9 million and $41.5 million were recognized as collaboration revenue for the three and nine months ended September 30, 2011, respectively. The remaining $18.5 million is deferred and will be amortized as collaboration revenue over the estimated obligation periods.

During the third quarter ended September 30, 2011, the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, we received a milestone payment of $20.0 million from Allergan. We have determined that the achievement of this milestone was substantive and we recorded the $20.0 million milestone payment as collaboration revenue on our condensed consolidated statements of operations for the three months ended September 30, 2011.

In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including a $50.0 million milestone for the first commercial sale associated with the initial indication (the acute treatment of migraine), $25.0 million in milestones for the achievement of certain FDA-approved product labeling in the United States and a $2.0 million milestone for regulatory approval of the initial indication for LEVADEX in Canada.

Sales, general and administrative expenses for the three and nine months ended September 30, 2011 were net of $0.2 million and $0.7 million, respectively, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in our Collaboration Agreement. Sales, general and administrative expenses for the cumulative period from July 3, 2003 (date of inception) to September 30, 2011 were net of $0.7 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in our Collaboration Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

With the exceptions of the discussion below, there have been no significant changes in critical accounting policies during the three and nine months ended September 30, 2011, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Conducting a significant amount of research and development is central to our business model. Through September 30, 2011, we had incurred approximately $243.0 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our LEVADEX program, our Unit Dose Budesonide, or UDB, program, which has been suspended, and other earlier stage projects for the three and nine months ended September 30, 2011 and 2010, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) through September 30, 2011
	2011	2010	2011	2010
Our most advanced product candidates:
LEVADEX	90%	94%	91%	91%	61%
UDB (suspended)	—	—	—	—	29%
Other projects	10%	6%	9%	9%	10%

Total	100%	100%	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Costs reimbursed or reimbursable by Allergan under cost-sharing provisions in our Collaboration Agreement are recorded as a reduction of sales, general and administrative expenses.

Through September 30, 2011, we incurred approximately $78.4 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

Collaboration revenue change as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaboration revenue	$23,861	$—	$61,536	$—

The increase in collaboration revenue was due to the Allergan Agreements effective on January 28, 2011.

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $3.9 million and $41.5 million were recognized as collaboration revenue for the three and nine months ended September 30, 2011, respectively. The remaining $18.5 million is deferred and will be amortized as collaboration revenue over the estimated obligation periods.

During the third quarter ended September 30, 2011, the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of our Collaboration Agreement with Allergan, we received a milestone payment of $20.0 million from Allergan. We have determined that the achievement of this milestone was substantive and we recorded the $20.0 million milestone payment as collaboration revenue on our condensed consolidated statements of operations for the three months ended September 30, 2011.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Research and development expenses	$6,725	$10,009	$(3,284)	(33)%	$25,552	$28,037	$(2,485)	(9)%

For the three months ended September 30, 2011 compared to the same period in 2010, the decrease in research and development expenses was due primarily to a decrease of $3.7 million in expenses related to the LEVADEX program, partially offset by an increase of $0.1 million in personnel-related expenses including stock-based compensation.

For the nine months ended September 30, 2011 compared to the same period in 2010, the decrease in research and development expenses was due primarily to a decrease of $3.8 million in expenses related to the LEVADEX program, partially offset by an increase of $1.6 million in personnel-related expenses, including stock-based compensation, primarily due to manufacturing-related headcount in support of commercial readiness activities.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Sales, general and administrative expenses	$5,890	$3,921	$1,969	50%	$15,529	$11,712	$3,817	33%

Sales, general and administrative expenses for the three and nine months ended September 30, 2011 were net of $0.2 million and $0.7 million, respectively, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in our Collaboration Agreement.

For the three months ended September 30, 2011 compared to the same period in 2010, the increase in sales, general and administrative expenses was due primarily to an increase of $1.0 million in personnel-related expenses including stock-based compensation, and an increase of $0.9 million in professional services, including LEVADEX-related market research activities.

For the nine months ended September 30, 2011 compared to the same period in 2010, the increase in sales, general and administrative expenses was due primarily to an increase of $2.1 million in personnel-related expenses including stock-based compensation, and an increase of $1.5 million in professional services, including LEVADEX-related market research activities.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Interest income	$6	$5	$1	*	$58	$11	$47	*

*	Percentage is not meaningful.

For the three months ended September 30, 2011 compared to the same period in 2010, interest income remained flat. For the nine months ended September 30, 2011 compared to the same period in 2010, the increase in interest income was due primarily to an increase in interest rates related to our investments and higher average cash balances.

We expect our interest income to fluctuate in the future due to changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Interest expense	$43	$284	$(241)	(85)%	$316	$1,016	$(700)	(69)%

The decrease in interest expense was due primarily to lower debt balances related to the 2008 Working Capital Loan. We repaid the 2008 Working Capital Loan in full in October 2011.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of September 30, 2011 we had an accumulated deficit of $219.4 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Debt

•	In September 2006, we entered into a loan facility agreement and borrowed $10.0 million to finance working capital and a $1.0 million loan facility to finance equipment purchases;

•	In May 2008, we entered into an agreement to borrow $20.0 million in order to repay an earlier working capital loan and to support general corporate purposes;

Collaboration

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca AB;

•	In February 2011, we received a $60.0 million upfront payment pursuant to the Allergan Agreements; and

•	In August 2011, we received a $20.0 million milestone payment upon the FDA’s acceptance for filing of our LEVADEX NDA pursuant to the Allergan Agreements.

As of September 30, 2011, we had approximately $111.8 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$40,915	$(37,925)
Investing activities	(911)	(1,976)
Financing activities	(4,167)	15,941

Net cash provided by (used in) operating activities. We received $40.9 million of cash from operating activities for the nine months ended September 30, 2011 compared to the usage of cash of $37.9 million for the corresponding period in 2010. The cash provided by operating activities for the nine months ended September 30, 2011 was due primarily to net income of $20.2 million resulting from the amortization of a $60.0 million nonrefundable upfront payment and a $20.0 million milestone payment we received from Allergan in February 2011 and August 2011, respectively, and stock-based compensation of $5.5 million, partially offset by a decrease in accrued liabilities of $3.4 million. The usage of cash of $37.9 million for the nine months ended September 30, 2010 was due primarily to a net loss of $40.7 million and a decrease in accrued liabilities of $3.1 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and the UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $4.8 million.

Net cash used in investing activities. We used $0.9 million and $2.0 million of cash for investing activities for the nine months ended September 30, 2011 and 2010, respectively. The usage of cash for both the nine months ended September 30, 2011 and 2010 was due to purchase of property and equipment.

Net cash provided by (used in) financing activities. We used $4.2 million of cash for financing activities for the nine months ended September 30, 2011, compared to receiving cash of $15.9 million for the corresponding period in 2010. The usage of cash of $4.2 million for the nine months ended September 30, 2011 was due primarily to the repayment of $6.0 million of outstanding debt in the nine months ended September 30, 2011, partially offset by the net proceeds from issuance of shares through equity plans of $1.8 million. The cash provided by financing activities for the nine months ended September 30, 2010 was due primarily to the net proceeds of approximately $19.7 million from the issuance of our common stock from the drawdown of the equity line of credit with Azimuth and proceeds from issuance of shares through equity plans of $1.7 million, partially offset by the repayment of debt of $5.4 million for the 2008 Working Capital Loan.

Repayment of the 2008 Working Capital Loan

We repaid the 2008 Working Capital Loan in full in October 2011.

Amendment of Lease

In October 2011, we amended the Lease to include additional square footage in an adjacent building and to extend the Lease term until June 2013 with certain renewal options. Under the amended lease agreement, our future minimum lease payments are $0.3 million, $1.7 million and $0.9 million for the remaining three months of 2011 and the full years of 2012 and 2013, respectively.

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

In January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting the offering expenses. As of September 30, 2011, we have $40 million remaining under the equity line of credit for future use.

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

In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, or ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We will adopt ASU 2011-05 in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2011-05 will have a material impact on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this report.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $54.7 million, $9.0 million and $72.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, net income of $11.2 million and $20.2 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, we had a deficit accumulated during development stage of approximately $219.4 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. In addition, if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, collaboration payments and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships, including with respect to promotion of LEVADEX to primary care physicians. On January 28, 2011, we entered into a collaboration agreement with Allergan, Inc., or Allergan, pursuant to which Allergan will co-promote LEVADEX with us in the United States to neurologists and pain specialists. In addition to the $80.0 million in upfront and milestone payments already received from Allergan, we are eligible to receive additional payments upon achievement of regulatory milestones and first commercial sale. If we do not meet these milestones, we will not receive additional payments and, under certain circumstances, Allergan may terminate our collaboration. If we are unable to develop and commercialize our other product candidates, including pursuant to strategic partnerships, or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our operations to date have been primarily limited to organizing and staffing our company, developing our technology and undertaking pre-clinical studies, clinical trials and manufacturing-related activities of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our most advanced product candidate, LEVADEX for the potential acute treatment of migraine;

•	potential risks related to any collaborations we may enter into for our product candidates, including our current collaboration with Allergan for LEVADEX;

•	the success of clinical trials of our LEVADEX product candidate or future product candidates;

•	our ability to receive regulatory approval for or commercialize our LEVADEX product candidate, as well as future product candidates;

•	any delays in regulatory review and approval of our LEVADEX product candidate or future product candidates, including any requirements to perform additional preclinical or clinical trials;

•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	our ability to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, to seek FDA marketing approval of our product candidates;

•	market acceptance and rate of market adoption of our product candidates for which we obtain regulatory approval;

•	our ability, and our partners’ ability, to commercialize our products including establishing an effective sales and marketing infrastructure;

•	competition from existing products or new products that may emerge;

•	the impact of competition, including generics, in the migraine market on our ability to commercialize LEVADEX;

•	the ability of patients to obtain coverage of or sufficient reimbursement for our products;

•	the ability to receive regulatory approval or commercialize our products outside of the United States;

•	potential side effects of our products that have received regulatory approval that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	regulatory difficulties and post market requirements relating to products that have already received regulatory approval;

•	practice guidelines and recommendations of therapies published by various organizations;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, is expensive. While we have completed our clinical development program for LEVADEX for the acute treatment of migraine in adults, we expect to have continued expenses in connection with our ongoing activities, particularly as we focus on and proceed with our NDA filing for LEVADEX, our most advanced product candidate, for the acute treatment of migraine in adults. In addition, our expenses could increase beyond expectations if the FDA requires that we perform additional studies to those that we have conducted, in which case the timing of any potential product approval may be delayed. We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least 12 months. We will need substantial additional capital in the future in order to commercialize LEVADEX and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, including our collaboration with Allergan. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and UDB. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca AB, or the AstraZeneca Agreement, related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future development activities conducted for the U.S. registration of our UDB product candidate, subject to the terms and conditions of the AstraZeneca Agreement. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. We are now largely dependent on the success of one product candidate, LEVADEX, for which we have completed a Phase 3 clinical development program and the FDA currently is reviewing our NDA for the acute treatment of migraine in adults. Our ability to generate product revenue, which we do not expect will occur for some time, if ever, will depend heavily on the successful regulatory approval and commercialization of this product candidate. We may have inadequate financial or other resources to advance LEVADEX through the NDA process, depending on the requirements of the FDA. In May 2009, we announced top-line results from the efficacy portion of our first Phase 3 trial of LEVADEX, indicating that the trial met all its co-primary endpoints when LEVADEX was compared to placebo. A long-term safety extension of the trial has also been completed and no drug-related serious adverse events were reported in the trial. Although we had planned to initiate a second Phase 3 efficacy study in the first quarter of 2010, we have been informed by the FDA that a second pivotal efficacy study is not required for submission of our NDA if the topline efficacy results we submitted in 2009 are confirmed during the NDA review. We have completed a pharmacokinetics trial in 23 adult smokers comparing them to 24 adult non-smokers. The trial was designed to measure whether the systemic absorption of LEVADEX is higher and exposure to dihydroergotamine mesylate, or DHE, is greater in smokers than in non-smokers. In the trial, the systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. We have completed a pharmacodynamics trial evaluating pulmonary artery pressure in approximately 24 healthy volunteers using echocardiograms. The trial compared the acute effects on pulmonary artery pressure of LEVADEX, DHE administered intravenously and placebo. In the trial, there was no statistically significant difference between the LEVADEX and placebo groups in the primary endpoint of pulmonary artery pressure over two hours after administration. We have completed a thorough QT trial in which LEVADEX had no effect on QT interval as measured by electrocardiograms. We also completed a drug-drug interaction trial in which co-administration of LEVADEX with a potent CYP3A4 inhibitor showed no effects on the plasma levels of DHE or its elimination. Our clinical development program for LEVADEX may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that the product candidate is safe and effective, and we may therefore fail to commercialize LEVADEX. Any failure to obtain regulatory approval of LEVADEX would have a material and adverse impact on our business.

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

We have entered into a collaboration agreement targeting the neurology and pain specialist segment of the United States and Canada markets. We believe that adoption of LEVADEX by neurologists and pain specialists, who regularly treat migraine patients, will help to lead to broader adoption in the United States market. Our dependence on Allergan to help us to commercialize LEVADEX in this market segment and Allergan’s performance under our collaboration agreement may not lead to physician uptake in this market and we may not be able to successfully commercialize LEVADEX in the specialty market. Our profits from the collaboration, if any, will be shared equally with Allergan and this arrangement may limit our overall profits and financial performance. While we believe that neurologists and pain specialists, because they treat migraine patients, may be early adopters of LEVADEX and drive market adoption in the primary care physician segment of the market, our ability to enter into a partnership targeting the primary care physician market may have an effect on the overall sales of LEVADEX. If we are unable to enter into a commercial partnership targeting primary care physicians, we may be unable to commercialize LEVADEX to primary care physicians on our own, and we may not realize significant revenues from product sales relating to that segment.

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

The data collected from our clinical trials may not be adequate to support regulatory approval of LEVADEX or any of our other product candidates. In May 2009, we announced top-line results from the efficacy portion of our Phase 3 trial of LEVADEX, indicating that the trial met all four of its co-primary endpoints when LEVADEX was compared to placebo. We have completed a long-term safety extension of this Phase 3 trial, and no drug-related serious adverse events were reported in the trial. In July 2010, we announced that in a pharmacokinetics trial of LEVADEX, systemic absorption of LEVADEX was not higher and systemic exposure to DHE was not greater in smokers than in non-smokers. In September 2010, we reported results from a pharmacodynamics trial comparing the acute effects on pulmonary artery pressure of LEVADEX, DHE administered intravenously and placebo. In the trial, there was no statistically significant difference between the LEVADEX and placebo groups in the primary endpoint of pulmonary artery pressure over two hours after administration. In November 2010, we announced that in a thorough QT trial, a supra-therapeutic dose of LEVADEX did not cause an increase in the QTc interval. We also completed a drug-drug interaction trial in which co-administration of LEVADEX with a potent CYP3A4 inhibitor showed no effects on the plasma levels of DHE or its elimination. Even if we obtain regulatory approval of a product candidate, the FDA may require continuing evaluation and study of our product through clinical trials as a condition of any approval. Despite the results reported in prior clinical trials for our product candidates, we do not know whether subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. For example, after receiving positive data from a previous Phase 2 trial, in February 2009 we announced top-line results from our Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo.

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

All of our product candidates in development require regulatory review and approval prior to commercialization, including review of pre-clinical data, clinical data and inspection of facilities and processes, including those relating to clinical and manufacturing activities. Any delays in the regulatory review or approval of our product candidates in development would delay market launch, increase our cash requirements and result in additional operating losses. Our NDA for LEVADEX for the acute treatment of migraine in adults currently is under review by the FDA, with a goal date of March 26, 2012 under the Prescription Drug User Fee Act.

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

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. While we have completed clinical development for our LEVADEX product candidate for the acute treatment of migraine in adults, we may be requested by the FDA to conduct additional clinical trials. In addition we will need to conduct clinical trials for future product candidates. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The commencement, enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

We have completed a Phase 3 clinical program to support our NDA for LEVADEX. In October 2009, we submitted our topline efficacy results for the double-blind efficacy portion of our pivotal Phase 3 study. We also have completed the long-term safety extension of our pivotal Phase 3 trial, a pharmacokinetics trial in healthy adult smokers and non-smokers, a pharmacodynamics trial measuring pulmonary artery pressure in healthy adults, a thorough QT trial and a drug-drug interaction trial in support of our NDA for LEVADEX. FDA communicated its agreement with the design, execution, and analyses for our pivotal Phase 3 trial, which we submitted to the FDA under the Special Protocol Assessment, or SPA, process and modified as suggested by FDA. Under a SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution, or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins. In March 2010, we held a pre-NDA meeting with the FDA to discuss the clinical portion of our anticipated NDA filing. The FDA’s minutes of that meeting state that, while the FDA did not have a record of a formal SPA, the FDA concurred with the selection of our co-primary endpoints and confirmed that a second pivotal efficacy study was not necessary if topline efficacy results were confirmed during the NDA review. We believe that our prior written correspondence and interactions with the FDA under the SPA process constitute an SPA with the agency. The FDA may take a different view and could request additional safety and efficacy studies without having to identify a substantial scientific issue with our Phase 3 trial that is essential to determining the safety and efficacy of LEVADEX. If we are required to conduct additional clinical trials or other testing of our LEVADEX product candidate beyond those that we currently contemplate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate. We may not be able to obtain approval for indications that are as broad as intended or we may obtain approval for indications different than those indications for which we seek approval. Furthermore we may not be able to obtain approval for any of our other product candidates.

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

We may not be able to receive FDA marketing approval of our product candidates under Section 505(b)(2) of the FFDCA. Section 505(b)(2), if applicable to us, would allow an NDA we file with the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the overall scope of work we must do ourselves. If we are unable to rely on Section 505(b)(2), the development program for our product candidates would be longer than we expected, and we would also have to conduct more clinical trials than we had anticipated.

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

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same indications as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy and safety, extent of adverse side effects, time to market, pricing and reimbursement, and convenience of treatment procedures. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us.

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

If approved for the acute treatment of migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. The majority of marketed prescription products for the treatment of migraine are in the triptan class. In 2010, the triptan market in the United States totaled approximately $1.6 billion in revenue. The triptan with the largest market share is sumatriptan with 2010 prescriptions of approximately 6.1 million in the United States. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the acute treatment of migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of LEVADEX. In addition to the marketed migraine therapeutics, there may be product candidates under development by large pharmaceutical companies, and other smaller companies, that could potentially be used for the acute treatment of migraine and compete with LEVADEX. In October 2010, Allergan, Inc.’s BOTOX botulinum toxin was approved by the FDA for the treatment of chronic migraine, a different indication than the acute treatment of migraine.

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

Our product candidates may have undesirable side effects and cause our approved drugs to be subject to more restricted use or to be taken off the market.

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

We have a collaboration agreement with Allergan to commercialize LEVADEX to neurologists and pain specialists in the United States and Canada. We may establish additional marketing, sales and distribution collaborations with third parties where appropriate. For example, if we choose to expand the marketing and sales of LEVADEX to primary care physicians beyond neurologists and pain specialists, we may establish partnerships with other companies to maximize the potential of the commercialization opportunity. Outside the United States and Canada, we may establish commercial partnerships for LEVADEX in order to effectively reach target markets in order to maximize its commercial opportunities. We expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize LEVADEX to primary care physicians or outside the United States and Canada. If we are unable to establish adequate marketing, sales and distribution collaborations to target primary care physicians, specialists and other large groups of prescribing physicians within and outside the United States, then we may not be able to achieve the full commercial opportunity for LEVADEX.

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and commercialize certain of our product candidates.

We may not be able to establish or maintain collaborations around our product candidates, which may adversely affect our ability to develop and commercialize our product candidates. We have entered into a collaboration agreement and co-promotion agreement with Allergan pursuant to which Allergan will co-promote LEVADEX to neurologists and pain specialists in the United States, following potential FDA product approval, and will share expenses relating to the commercialization of LEVADEX. Under certain circumstances, Allergan has the right to terminate these agreements. If Allergan terminates our agreement, we would not receive milestones due after the termination date, and we would be responsible for commercialization expenses previously shared with Allergan. Also in the event of a termination by Allergan, we may have difficulty commercializing LEVADEX to neurologists and pain specialists, as we have no experience marketing pharmaceutical products on our own. In July 2009, we received a notice of termination of our AstraZeneca Agreement related to our UDB product candidate. Our AstraZeneca Agreement provided that AstraZeneca could terminate the agreement in the event that the primary endpoints of our Phase 3 clinical trial of UDB were not met. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. In addition, our earlier stage product portfolio includes next generation budesonide, MAP0005 and MAP0001. We have no current intention to further develop either of these earlier stage product candidates independently. Developing pharmaceutical products, conducting clinical trials, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we may establish partnerships for further development and commercialization of these product candidates. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements, if any. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may not be successful. If we seek partners to help develop next generation budesonide, MAP0005 and MAP0001, but are unable to reach agreements with suitable partners, we may fail to commercialize such products.

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

As of September 30, 2011, we had 107 full-time employees. We may need to expand our managerial, operational, administrative and other resources in order to manage and fund our operations, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Persons who were our stockholders prior to the sale of shares in our IPO continue to hold a large number of shares of our common stock that they are now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a large number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a large number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1	Fifth Amendment to Lease Agreement between the Registrant and ARE-2425/2400/2450 Garcia Bayshore, LLC dated November 1, 2011.

31.1	Certification of Principal Executive Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)