Form 10-Q/A
period 2011-03-31
MAP Pharmaceuticals, Inc.
filed 2012-03-30
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2011 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	our condensed consolidated balance sheet as of March 31, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this 10-Q/A;

•

our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A; and

•	our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2011 as discussed in Item 2 of this Form10-Q/A.

The restatement corrects the accounting treatment for the nonrefundable $60.0 million upfront cash payment we received in February 2011 for a license grant (the “License”) pursuant to a Collaboration Agreement with Allergan, Inc. and Allergan USA, Inc. (“Collaboration Agreement” and “Allergan,” respectively). In connection with (i) a review by the SEC of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Staff Review”) and (ii) subsequent communications between the staff of the SEC and us relating to the Staff Review, we have determined that the License deliverable does not have standalone value apart from the other deliverables under the Collaboration Agreement. As a result, all of the deliverables under the Collaboration Agreement will be treated as a single unit of accounting, and revenue recognition for the nonrefundable $60.0 million upfront cash payment will be deferred and amortized on a straight-line basis over the term of the Collaboration Agreement (as discussed in Note 2 of Item 1 of this Form 10-Q/A). This restatement will change previously reported revenue, deferred revenue, net income (loss) and earnings (loss) per share for the quarter ended March 31, 2011.

In connection with the restatement of our financial statements described herein, we have reported a material weakness in our internal controls and procedures with regard to the evaluation of, and accounting for, complex multiple element revenue arrangements. Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. For more information, see Item 4 included in this Form 10-Q/A.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and two risk factors set forth in Item 1A of Part II marked with an asterisk, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. This Form 10-Q/A speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto. Concurrent with the filing of this Form 10-Q/A, we are filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PAGE

PART I. FINANCIAL INFORMATION	4

Item 1. Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets as of March 31, 2011 and as of December 31, 2010 (as restated)	4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to June 30, 2011 (as restated)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to June 30, 2011 (as restated)	6
Notes to Condensed Consolidated Financial Statements (as restated)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	53

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$114,847	$76,007
Accounts receivable	70	—
Prepaid expenses and other current assets	682	644

Total current assets	115,599	76,651
Property and equipment, net	5,806	5,803
Other assets	27	30
Restricted investment	310	310

Total assets	$121,742	$82,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,488	$2,998
Accrued liabilities	5,816	9,442
Debt	5,678	7,581
Current portion of deferred revenue	3,349	—

Total current liabilities	16,331	20,021
Deferred revenue, less current portion	56,094	—
Other liabilities	81	117

Total liabilities	72,506	20,138

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	297	296
Additional paid-in capital	304,503	301,924
Deficit accumulated during the development stage	(255,564)	(239,564)

Total stockholders’ equity	49,236	62,656

Total liabilities and stockholders’ equity	$121,742	$82,794

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011
	2011	2010
	(as restated) (1)		(as restated) (1)
Collaboration revenue	$558	$—	$54,724

Operating expenses:
Research and development	11,568	9,786	229,037
Sales, general and administrative	4,843	3,881	67,757

Total operating expenses	16,411	13,667	296,794

Loss from operations	(15,853)	(13,667)	(242,070)
Interest income	30	4	6,435
Interest expense	(167)	(393)	(7,160)
Other expense, net	(10)	(2)	(752)

Net loss	(16,000)	(14,058)	(243,547)

Cumulative stock dividend attributed to preferred stockholders	—	—	(13,925)

Net loss attributed to common stockholders	$(16,000)	$(14,058)	$(257,472)

Net loss per share attributed to common stockholders basic and diluted	$(0.53)	$(0.54)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders basic and diluted	30,211	25,852

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011
	2011	2010
	(as restated) (1)		(as restated) (1)
Cash flows from operating activities:
Net loss	$(16,000)	$(14,058)	$(243,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	282	348	6,160
Accretion of investment discounts, net	—	—	(1,595)
Amortization of debt issuance costs	—	—	210
Accretion of debt payment premium	34	76	969
Change in carrying value of warrant liability	—	—	621
Issuance of common stock in exchange for services	—	—	51
Stock-based compensation	2,125	1,486	19,966
Loss on disposal of equipment and other non-cash items	10	262	1,386
Changes in operating assets and liabilities:
Accounts receivable	(70)	—	(70)
Prepaid expenses and other current assets	(38)	95	(907)
Other assets	3	88	113
Accounts payable	(1,666)	(325)	213
Accrued liabilities	(3,626)	(2,263)	5,736
Deferred revenue	59,443	—	59,443
Other liabilities	(36)	44	81

Net cash provided by (used in) operating activities	40,461	(14,247)	(151,170)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(139)	(1,004)	(11,660)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(139)	(1,004)	(10,468)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Proceeds from sales of shares through equity plans	453	797	4,675
Repayment of debt	(1,937)	(1,753)	(26,397)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	62,168
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	—	—	31,619
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	19,665	19,653
Proceeds from issuance of common stock in equity offering, net of issuance costs	2	—	47,033
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011
	2011	2010
	(as restated) (1)		(as restated) (1)
Net cash provided by (used in) financing activities	(1,482)	18,709	276,485

Net increase in cash and cash equivalents	38,840	3,458	114,847
Cash and cash equivalents at beginning of period	76,007	65,776	—

Cash and cash equivalents at end of period	$114,847	$69,234	$114,847

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$156	$—	$156

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

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

NOTE 2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2011, June 30, 2011 and September 30, 2011, and in connection with (i) a review by the staff of the Securities and Exchange Commission (the “Staff”) of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Staff Review”) and (ii) subsequent communications between the Staff and us relating to the Staff Review, we, under the direction of our Audit Committee, re-evaluated our historical and then current practices with respect to the timing for recognition of revenues in accordance with accounting principles generally accepted in the United States of America. In connection with this reevaluation, we determined that our previous accounting treatment for the nonrefundable $60.0 million upfront cash payment that we had received in February 2011 pursuant to the Collaboration Agreement with Allergan was no longer appropriate for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively.

In this Form 10-Q/A, we have restated to correct errors in the following previously filed financial statements and data (and related disclosures): (1) condensed consolidated balance sheet as of March 31, 2011; and (2) condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011.

Finding from Our Review of Revenue Recognition for $60.0 Million Upfront Cash Payment

In accordance with Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables, which was codified in Accounting Standards Codification (“ASC”) 605-25 and was adopted by us effective January 1, 2011, we initially determined that the License had standalone value apart from the other deliverables. As a result, we recognized $34.2 million of the nonrefundable $60.0 million upfront payment received from Allergan as collaboration revenue in the quarter ended March 31, 2011. The remaining $25.8 million was recorded as deferred revenue and would be amortized as collaboration revenue over the estimated obligation periods for the remaining deliverables.

However, in connection with (i) the Staff Review and (ii) subsequent communications between the Staff and us relating to the Staff Review, we have determined that the License deliverable does not have standalone value, because Allergan could not use the License for its intended purpose without the performance of other deliverables from us, including participating in joint committees with Allergan related to the commercialization of LEVADEX. As the License does not have standalone value, it must be combined with all the remaining deliverables to Allergan under the Collaboration Agreement because the License could not be deemed to be fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, all of the deliverables must be treated as a single unit of accounting and revenue relating to the $60.0 million upfront cash payment would be amortized on a straight-line basis, beginning with the delivery of the first deliverable and continuing through the end date of the deliverable with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States of America expires. The date that our last patent right covering LEVADEX in the United States of America expires is 2028. As of March 31, 2011, we anticipate amortizing the remaining $59.4 million of the initial $60.0 million through 2028.

The effect of this restatement is to change previously reported revenue, deferred revenue, net income (loss) and earnings (loss) per share for the three months ended March 31, 2011. The restatement relates to the timing of revenue recognition for the nonrefundable $60.0 million upfront cash payment received from Allergan for the License but not the total amount of revenue ultimately to be recorded by us, and will have no impact on our previously reported cash position, total assets or operating expenses.

Impact of the Restatement Adjustments on our Consolidated Financial Statements

Our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q/A have been restated to reflect the impact resulting from the restatement adjustments described above, as follows:

RECONCILIATION OF CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	As of March 31, 2011
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$114,847	$—	$114,847
Accounts receivable	70	—	70
Prepaid expenses and other current assets	682	—	682

Total current assets	115,599	—	115,599
Property and equipment, net	5,806	—	5,806
Other assets	27	—	27
Restricted investment	310	—	310

Total assets	$121,742	$—	$121,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,488	$—	$1,488
Accrued liabilities	5,816	—	5,816
Debt	5,678	—	5,678
Current portion of deferred revenue	14,400	(11,051)	3,349

Total current liabilities	27,382	(11,051)	16,331
Deferred revenue, less current portion	11,439	44,655	56,094
Other liabilities	81	—	81

Total liabilities	38,902	33,604	72,506

Commitments and contingencies

Stockholders’ equity:
Common stock	297	—	297
Additional paid-in capital	304,503	—	304,503
Deficit accumulated during the development stage	(221,960)	(33,604)	(255,564)

Total stockholders’ equity	82,840	(33,604)	49,236

Total liabilities and stockholders’ equity	$121,742	$—	$121,742

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2011			Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Collaboration revenue	$34,162	$(33,604)	$558	$88,328	$(33,604)	$54,724
Operating expenses:
Research and development	11,568	—	11,568	229,037	—	229,037
Sales, general and administrative	4,843	—	4,843	67,757	—	67,757

Total operating expense	16,411	—	16,411	296,794	—	296,794

Income (loss) from operations	17,751	(33,604)	(15,853)	(208,466)	(33,604)	(242,070)
Interest income	30	—	30	6,435	—	6,435
Interest expense	(167)	—	(167)	(7,160)	—	(7,160)
Other income (expense), net	(10)	—	(10)	(752)	—	(752)

Net income (loss)	17,604	(33,604)	(16,000)	(209,943)	(33,604)	(243,547)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	(13,925)	—	(13,925)

Net income (loss) attributed to common stockholders	$17,604	$(33,604)	$(16,000)	$(223,868)	$(33,604)	$(257,472)

Net income (loss) per share attributed to common stockholders:

Basic	$0.58	$(1.11)	$(0.53)

Diluted	$0.56	$(1.09)	$(0.53)

Weighted average shares outstanding used in computing net income (loss) per share attributed to common stockholders:

Basic	30,211	—	30,211

Diluted	31,560	(1,349)	30,211

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2011			Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2011
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$17,604	$(33,604)	$(16,000)	$(209,943)	$(33,604)	$(243,547)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	282	—	282	6,160	—	6,160
Accretion of investment discounts, net	—	—	—	(1,595)	—	(1,595)
Amortization of debt issuance costs	—	—	—	210	—	210
Accretion of debt payment premium	34	—	34	969	—	969
Change in carrying value of warrant liability		—	—	621	—	621
Issuance of common stock in exchange for services	—	—	—	51	—	51
Stock-based compensation	2,125	—	2,125	19,966	—	19,966
Loss on disposal of equipment and other non-cash items	10	—	10	1,386	—	1,386
Changes in operating assets and liabilities:
Accounts receivable	(70)	—	(70)	(70)	—	(70)
Prepaid expenses and other current assets	(38)	—	(38)	(907)	—	(907)
Other assets	3	—	3	113	—	113
Accounts payable	(1,666)	—	(1,666)	213	—	213
Accrued liabilities	(3,626)	—	(3,626)	5,736	—	5,736
Deferred revenue	25,839	33,604	59,443	25,839	33,604	59,443
Other liabilities	(36)	—	(36)	81	—	81

Net cash provided by (used in) operating activities	40,461	—	40,461	(151,170)	—	(151,170)

Cash flows from investing activities:
Purchases of intangible assets and in-process research and development	—	—	—	(412)	—	(412)
Purchases of property and equipment	(139)	—	(139)	(11,660)	—	(11,660)
Purchase of short-term investments	—	—	—	(169,497)	—	(169,497)
Sales and maturities of short-term investments	—	—	—	171,411	—	171,411
Purchase of restricted investment	—	—	—	(310)	—	(310)

Net cash used in investing activities	(139)	—	(139)	(10,468)	—	(10,468)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	—	4,300	—	4,300
Proceeds from issuance of debt	—	—	—	31,006	—	31,006
Proceeds from sales of shares through equity plans	453	—	453	4,675	—	4,675
Repayment of debt	(1,937)	—	(1,937)	(26,397)	—	(26,397)
Proceeds from issuance of common stock in IPO, net of issuance costs	—	—	—	62,168	—	62,168
Proceeds from issuance of common stock in follow-on public offering, net of issuance costs	—	—	—	31,619	—	31,619
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	—	—	19,653	—	19,653
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	2	—	2	47,033	—	47,033
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	—	102,428	—	102,428

Net cash provided by (used in) financing activities	(1,482)	—	(1,482)	276,485	—	276,485

Net increase in cash and cash equivalents	38,840	—	38,840	114,847	—	114,847
Cash and cash equivalents at beginning of period	76,007	—	76,007	—	—	—
Cash and cash equivalents at end of period	$114,847	$—	$114,847	$114,847	$—	$114,847

Supplemental disclosures of non-cash investing activities:
Purchase of property and equipment through accounts payable	$156	$—	$156	$156	$—	$156

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The year-end condensed balance sheet at December 31, 2010 was derived from audited financial statements, but do not include all the disclosures required by accounting principles generally accepted in the United States of America. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2010.

Revenue Recognition – restated

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

When VSOE cannot be established, we attempt to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. We typically are not able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality cannot be obtained, and we are therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a standalone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use the ESP in our allocation of the upfront payment. The objective of the ESP is to determine the price at which we would transact a sale if the element of the license arrangement were sold on a standalone basis.

Our process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change. We regularly review ESP and maintain internal controls over the establishment and updates of the estimates.

The Allergan Agreements entered into in February 2011 contain multiple elements, including a license to commercialize our product candidate, regulatory approval and manufacturing for our product candidate, and various committee participations. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various deliverables. As we have determined that the license and other non-contingent deliverables do not have standalone value, they must be combined with all of the other remaining deliverables to Allergan because the License could not be deemed to be fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, they do not meet the separation criteria, resulting in these deliverables being considered a single unit of account. As a result, revenue relating to the upfront cash payment is deferred and will be recognized on a straight-line basis over the term of the Allergan Agreements through 2028 which represents the estimated obligation period. See Note 2 of Item 1 of this Form 10-Q/A Note 2 with respect to the accounting treatment of the upfront cash payment.

We recognize a contingent milestone payment as revenue in its entirety upon our achievement of the milestone. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

Comprehensive Loss

We report comprehensive loss in accordance with ASC 220 Reporting Comprehensive Income. Components of other comprehensive loss, including unrealized gains (losses) on our available-for-sale securities, are included in total comprehensive loss.

The following is a summary of our comprehensive loss for the quarters ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
	(as restated) (1)
Net loss	$(16,000)	$(14,058)
Net change in unrealized loss on available-for-sale investments	—	—

Comprehensive loss	$(16,000)	$(14,058)

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. Our potential dilutive shares, which include common stock options, restricted stock units, or RSUs, with time-based vesting, common stock issuable pursuant to the Employee Stock Purchase Plan, or ESPP, warrants to purchase common stock and RSUs with performance-based vesting have not been included in the computation of diluted net loss per share for all the periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

The numerator and denominator used in the calculation of basic and diluted net loss per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
	(as restated) (1)
Numerator
Net loss attributed to common stockholders	$(16,000)	$(14,058)

Denominator
Weighted average common shares outstanding	30,210,741	25,852,085

Basic and diluted net loss per share	$(0.53)	$(0.54)

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The following outstanding common stock options, restricted stock units, or RSUs, with time-based vesting, common stock issuable pursuant to the ESPP, warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. The RSUs with performance-based vesting were also excluded from the computation of diluted net loss per share because they were contingently issuable shares.

	As of March 31,
	2011	2010
	(as restated) (1)
Options to purchase common stock	4,509,233	4,080,807
RSUs with time-based vesting	120,358	—
Common stock issuable pursuant to the ESPP	27,333	31,470
Warrants to purchase common stock	26,903	26,903
RSUs with performance-based vesting	88,500	98,000

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

NOTE 4. LICENSE AND SUPPLY AGREEMENTS

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, $0.6 million of which was recognized as collaboration revenue in the quarter ended March 31, 2011. The remaining $59.4 million is deferred and will be amortized as collaboration revenue through the end date of the deliverable under the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States of America expires. The date that our last patent right covering LEVADEX in the United States of America expires is 2028. As a result, we will amortize the remaining $59.4 million of the initial $60.0 million through 2028.

Under the terms of the Allergan Agreements, we may also receive up to an additional $97.0 million in milestone payments, including a $20.0 million milestone for the FDA acceptance for filing of our LEVADEX NDA, a $50.0 million milestone for the first commercial sale associated with the initial indication (the acute treatment of migraine), $25.0 million in milestones for the achievement of certain FDA-approved product labeling in the United States of America and a $20.0 million milestone for regulatory approval of the initial indication for LEVADEX in Canada.

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

NOTE 5. FAIR VALUE MEASUREMENTS

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

NOTE 6. BALANCE SHEET COMPONENTS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

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

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.0% -2.2%	2.2%
Expected volatility	70%	63%
Expected term (in years)	5.0	4.7
Expected dividend yield	—	—

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

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q/A and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q/A. You should read this quarterly report on Form 10-Q/A completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q/A and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

Restatement of Condensed Consolidated Financial Statements

We have restated the condensed consolidated balance sheet as of March 31, 2011, condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note regarding restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements.”

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

In February 2011, pursuant to the Allergan Agreements, Allergan paid us an upfront payment of $60.0 million, $0.6 million of which was recognized as collaboration revenue in the quarter ended March 31, 2011. The remaining $59.4 million is deferred and will be amortized as collaboration revenue through the end date of the deliverable with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $59.4 million of the initial $60.0 million through 2028.

Under the terms of the Allergan Agreements, we may also receive up to an additional $97.0 million in milestone payments, including a $20.0 million milestone for the FDA acceptance for filing of our LEVADEX NDA, a $50.0 million milestone for the first commercial sale associated with the initial indication (the acute treatment of migraine), $25.0 million in milestones for the achievement of certain FDA-approved product labeling in the United States of America and a $2.0 million milestone for regulatory approval of the initial indication for LEVADEX in Canada.

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

When VSOE cannot be established, we attempt to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. We typically are not able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality cannot be obtained, and we are therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a standalone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use the ESP in our allocation of the upfront payment. The objective of the ESP is to determine the price at which we would transact a sale if the element of the license arrangement were sold on a standalone basis.

Our process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change. We regularly review ESP and maintain internal controls over the establishment and updates of the estimates.

The Allergan Agreements entered into in February 2011 contain multiple elements, including a license to commercialize our product candidate, regulatory approval and manufacturing for our product candidate, and various committee participations. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various deliverables. As we have determined that the license and other non-contingent deliverables do not have standalone value, they must be combined with all the remaining deliverables to Allergan because the License could not be deemed to be fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, they do not meet the separation criteria, resulting in these deliverables being considered a single unit of account. As a result, revenue relating to the upfront cash payment is deferred and will be recognized on a straight-line basis over the term of the Allergan Agreements, which represents the estimated obligation period.

We recognize a contingent milestone payment as revenue in its entirety upon our achievement of the milestone. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

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

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, LEVADEX. We will need substantial additional capital in the future in order to commercialize LEVADEX and to fund the development and commercialization of future product candidates. We may receive additional payments pursuant to the Allergan Agreements. .

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

Results of Operations

Collaboration Revenue

Collaboration revenue change as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2011	2010
Collaboration revenue	$558	$—

Revenue for the quarter ended March 31, 2011 was $0.6 million compared to $0 for the same period in 2010. In February 2011, pursuant to the Allergan Agreements, Allergan paid us an upfront payment of $60.0 million, $0.6 million of which was recognized as collaboration revenue in the quarter ended March 31, 2011. The remaining $59.4 million is deferred revenue and will be amortized as collaboration revenue over the estimated obligation period (through 2028), as discussed in Note 2 of Item 1 of this Form 10-Q/A. Under the terms of the Allergan Agreements, we may also receive up to an additional $97.0 million in the form of regulatory milestones, which includes milestones for acceptance of filing of the LEVADEX NDA and first commercial sale associated with the initial acute migraine indication.

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	$00000000	$00000000	$00000000	$00000000
	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Sales, general and administrative expenses	$4,843	$3,881	$962	25%

The increase in sales, general and administrative expenses was related primarily to an increase of $0.6 million in personnel related expenses, including stock-based compensation and an increase of $0.4 million in professional services.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	$00000000	$00000000	$00000000	$00000000
	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Interest income	$30	$4	$26	*

*	Percentage is not meaningful.

The increase in interest income was due primarily to an increase in interest rates related to our investments and higher cash balances. We expect our interest income to fluctuate in the future due to changes in average investment balances and market interest rates.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	$00000000	$00000000	$00000000	$00000000
	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Interest expense	$167	$393	$(226)	(58)%

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

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of March 31, 2011 we had an accumulated deficit of $255.6 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Net cash provided by (used in) operating activities. We received $40.5 million of cash from operating activities for the three months ended March 31, 2011 compared to the usage of cash of $14.2 million for the corresponding period in 2010. The cash provided by operating activities for the three months ended March 31, 2011 was due primarily to a $60.0 million nonrefundable upfront payment we received from Allergan in February 2011, which resulted in an increase in deferred revenue of $59.4 million, partially offset by a net loss of $16.0 million and a decrease in accrued liabilities of $3.6 million as a result of the payment of expenses related to the LEVADEX Phase 3 clinical program. The usage of cash of $14.2 million for the three months ended March 31, 2010 was due primarily to a net loss of $14.1 million and a decrease in accrued liabilities of $2.3 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program and our UDB program which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $1.5 million.

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

Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 was filed on May 6, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. Subsequent to that evaluation, as a result of the restatement described in Note 2 to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our re-evaluation, management determined that they had not maintained effective controls over complex multiple element revenue arrangements. Specifically, effective controls were not designed and in place with regard to the evaluation of, and accounting for, complex multiple element revenue arrangements. This control deficiency resulted in a restatement of revenues and deferred revenues, related to an upfront payment received from Allergan, for the first three quarterly periods during the year ended December 31, 2011. Additionally, this control deficiency could result in further misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined the control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan of Remediation of Material Weakness

Subsequent to the identification of the material weakness related to the evaluation of, and accounting for, complex multiple element revenue arrangements, we are re-evaluating our accounting and financial reporting controls for complex multiple element revenue arrangements, including the application of the provisions of Accounting Standard Codification Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” to any future agreements that include complex multiple elements.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $54.7 million, $9.0 million and $72.9 million for the years ended December 31, 2010, 2009 and 2008, respectively and a net loss of $16.0 million for the three months ended March 31, 2011. As of March 31, 2011, we had a deficit accumulated during development stage of approximately $255.6 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we prepare and pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. In addition, if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities, collaboration payments and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. On January 28, 2011, we entered into a collaboration agreement with Allergan, Inc., or Allergan, pursuant to which Allergan will co-promote LEVADEX with us in the United States to neurologists and pain specialists. In addition to the $60.0 million upfront payment already received from Allergan, we are eligible to receive additional payments upon achievement of regulatory milestones and first commercial sale. If we do not meet these milestones, we will not receive additional payments and, under certain circumstances, Allergan may terminate our collaboration. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca AB, or the AstraZeneca Agreement, related to our Unit Dose Budesonide, or UDB, product candidate. Under the AstraZeneca Agreement, AstraZeneca had agreed to fund our remaining development activities for UDB and to reimburse us for costs we incur with respect to future development activities conducted for the U.S. registration of our UDB product candidate, subject to the terms and conditions of the AstraZeneca Agreement. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. If we are unable to develop and commercialize our other product candidates, including pursuant to strategic partnerships, or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

•

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

Risks Related to Employee Matters, Managing Growth and Accounting Matters.

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

Management’s determination that there was a material weakness in our internal control over financial reporting could have a material adverse impact on the Company.*

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

In Part I. Item 4 of this report, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements, in this case timing of recognition of revenue related to an upfront payment from Allergan, which timing had no impact on the Company’s cash position, total assets or operating expenses. Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Consequently, and pending our remediation of the matters that caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify any additional material weaknesses in our internal controls in the future.

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

Date: March 30, 2012

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ CHRISTOPHER Y. CHAI
Christopher Y. Chai
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)