Form 10-Q/A
period 2011-06-30
MAP Pharmaceuticals, Inc.
filed 2012-03-30
CIK 1401923

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	our condensed consolidated balance sheet as of June 30, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this 10-Q/A;

•

our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A; and

•	our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2011 as discussed in Item 2 of this Form 10-Q/A.

The restatement corrects the accounting treatment for the nonrefundable $60.0 million upfront cash payment that we received in February 2011 for a license grant (the “License”) granted by us pursuant to a Collaboration Agreement with Allergan, Inc. and Allergan USA, Inc. (“Collaboration Agreement” and “Allergan,” respectively). In connection with (i) a review by the SEC of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Staff Review”) and (ii) subsequent communications between the staff of the SEC and us relating to the Staff Review, we have determined that the License deliverable does not have standalone value apart from the other deliverables under the Collaboration Agreement. As a result, all of the deliverables under the Collaboration Agreement will be treated as a single unit of accounting, and revenue recognition for the nonrefundable $60.0 million upfront cash payment will be deferred and amortized on a straight-line basis over the term of the Collaboration Agreement (as discussed in Note 2 of Item 1 of this Form 10-Q/A). This restatement will change previously reported revenue, deferred revenue, net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2011.

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

		PAGE
PART I. FINANCIAL INFORMATION		4

Item 1.	Unaudited Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2011 and as of December 31, 2010 (as restated)	4

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to June 30, 2011(as restated)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to June 30, 2011(as restated)	6

	Notes to Condensed Consolidated Financial Statements (as restated)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	51

Signatures		53

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$103,461	$76,007
Accounts receivable	384	—
Prepaid expenses and other current assets	516	644

Total current assets	104,361	76,651
Property and equipment, net	5,782	5,803
Other assets	27	30
Restricted investment	310	310

Total assets	$110,480	$82,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843	$2,998
Accrued liabilities	5,326	9,442
Debt	3,715	7,581
Current portion of deferred revenue	3,349	—

Total current liabilities	14,233	20,021
Deferred revenue, less current portion	55,256	—
Other liabilities	105	117

Total liabilities	69,594	20,138

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	298	296
Additional paid-in capital	307,454	301,924
Deficit accumulated during the development stage	(266,866)	(239,564)

Total stockholders’ equity	40,886	62,656

Total liabilities and stockholders’ equity	$110,480	$82,794

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) to June 30, 2011
	2011	2010	2011	2010
	(as restated) (1)		(as restated)(1)		(as restated) (1)

Collaboration revenue	$837	$—	$1,395	$—	$55,561

Operating expenses:
Research and development	7,259	8,242	18,827	18,028	236,296
Sales, general and administrative	4,796	3,910	9,639	7,791	72,553

Total operating expenses	12,055	12,152	28,466	25,819	308,849

Loss from operations	(11,218)	(12,152)	(27,071)	(25,819)	(253,288)
Interest income	22	2	52	6	6,457
Interest expense	(106)	(339)	(273)	(732)	(7,266)
Other expense, net	—	—	(10)	(2)	(752)

Net loss	(11,302)	(12,489)	(27,302)	(26,547)	(254,849)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income loss attributed to common stockholders	$(11,302)	$(12,489)	$(27,302)	$(26,547)	$(268,774)

Net income loss per share attributed to common stockholders
Basic and diluted	$(0.37)	$(0.47)	$(0.90)	$(1.01)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders
Basic and diluted	30,333	26,480	30,272	26,168

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Period from July 3, 2003 (Date of Inception) to June 30, 2011
	2011	2010
	(as restated)(1)		(as restated)(1)
Cash flows from operating activities:
Net loss	$(27,302)	$(26,547)	$(254,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	609	641	6,487
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	55	142	990
Stock-based compensation	3,772	3,094	21,613
Loss on disposal of equipment and other non-cash items	10	306	2,268
Changes in operating assets and liabilities:
Accounts receivable	(384)	—	(384)
Prepaid expenses and other current assets	128	165	(741)
Other assets	3	85	113
Accounts payable	(1,353)	(1,509)	526
Accrued liabilities	(4,116)	(3,136)	5,246
Deferred revenue	58,605	—	58,605
Other liabilities	(12)	39	105

Net cash provided by (used in) operating activities	30,015	(26,720)	(161,616)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(400)	(1,319)	(11,921)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(400)	(1,319)	(10,729)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Proceeds from sales of shares through equity plans	1,758	1,479	5,980
Repayment of debt	(3,921)	(3,551)	(28,381)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	19,665	19,653
Proceeds from issuance of common stock in equity offerings, net of issuance costs	2	—	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(2,161)	17,593	275,806

Net increase (decrease) in cash and cash equivalents	27,454	(10,446)	103,461
Cash and cash equivalents at beginning of period	76,007	65,776	—

Cash and cash equivalents at end of period	$103,461	$55,330	$103,461

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$198	$—	$198

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

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

In this Form 10-Q/A, we have restated to correct errors in the following previously filed financial statements and data (and related disclosures): (1) condensed consolidated balance sheet as of June 30, 2011; and (2) condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2011.

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

However, in connection with (i) the Staff Review and (ii) subsequent communications between the Staff and us relating to the Staff Review, we have determined that the License deliverable does not have standalone value, because Allergan could not use the License for its intended purpose without the performance of other deliverables from us, including participating in joint committees with Allergan related to the commercialization of LEVADEX. As the License does not have standalone value, it must be combined with all the remaining deliverables to Allergan under the Collaboration Agreement because the License could not be deemed to be fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, all of the deliverables must be treated as a single unit of accounting and revenue relating to the $60.0 million upfront cash payment would be amortized on a straight-line basis, beginning with the delivery of the first deliverable and continuing through the end date of the deliverable with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As of June 30, 2011, we anticipate amortizing the remaining $58.6 million of the initial $60.0 million through 2028.

The effect of this restatement is to change previously reported revenue, deferred revenue, net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2011. The restatement relates to the timing of revenue recognition for the nonrefundable $60.0 million upfront cash payment received from Allergan for the License but not the total amount of revenue ultimately to be recorded by us, and will have no impact on our previously reported cash position, total assets or operating expenses.

Impact of the Restatement Adjustments on our Consolidated Financial Statements

Our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q/A have been restated to reflect the impact resulting from the restatement adjustments described above, as follows:

RECONCILIATION OF CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	As of June 30, 2011
	As Previously Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$103,461	$—	$103,461
Accounts receivable	384	—	384
Prepaid expenses and other current assets	516	—	516

Total current assets	104,361	—	104,361
Property and equipment, net	5,782	—	5,782
Other assets	27	—	27
Restricted investment	310	—	310

Total assets	$110,480	$—	$110,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843	$—	$1,843
Accrued liabilities	5,326	—	5,326
Debt	3,715	—	3,715
Current portion of deferred revenue	14,400	(11,051)	3,349

Total current liabilities	25,284	(11,051)	14,233
Deferred revenue, less current portion	7,925	47,331	55,256
Other liabilities	105	—	105

Total liabilities	33,314	36,280	69,594

Commitments and contingencies

Stockholders’ equity:
Common stock	298	—	298
Additional paid-in capital	307,454	—	307,454
Deficit accumulated during the development stage	(230,586)	(36,280)	(266,866)

Total stockholders’ equity	77,166	(36,280)	40,886

Total liabilities and stockholders’ equity	$110,480	$—	$110,480

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011			Cumulative Period from July 3, 2003 (Date of Inception) to June 30, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaboration revenue	$3,513	$(2,676)	$837	$37,675	$(36,280)	$1,395	$91,841	$(36,280)	$55,561

Operating expenses:
Research and development	7,259	—	7,259	18,827	—	18,827	236,296	—	236,296
Sales, general and administrative	4,796	—	4,796	9,639	—	9,639	72,553	—	72,553

Total operating expense	12,055	—	12,055	28,466	—	28,466	308,849	—	308,849

Income (loss) from operations	(8,542)	(2,676)	(11,218)	9,209	(36,280)	(27,071)	(217,008)	(36,280)	(253,288)
Interest income	22	—	22	52	—	52	6,457	—	6,457
Interest expense	(106)	—	(106)	(273)	—	(273)	(7,266)	—	(7,266)
Other income (expense), net	—	—	—	(10)	—	(10)	(752)	—	(752)

Net income (loss)	$(8,626)	$(2,676)	$(11,302)	$8,978	$(36,280)	$(27,302)	$(218,569)	$(36,280)	$(254,849)
Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	—	—	(13,925)	—	(13,925)

Net income (loss) attributed to common stockholders	$(8,626)	$(2,676)	$(11,302)	$8,978	$(36,280)	$(27,302)	$(232,494)	$(36,280)	$(268,774)

Net income (loss) per share attributed to common stockholders:

Basic	$(0.28)	$(0.09)	$(0.37)	$0.30	$(1.20)	$(0.90)

Diluted	$(0.28)	$(0.09)	$(0.37)	$0.28	$(1.18)	$(0.90)

Weighted average shares used in computing net income (loss) per share attributed to common stockholders:

Basic	30,333	—	30,333	30,272	—	30,272

Diluted	30,333	—	30,333	31,595	(1,323)	30,272

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2011			Cumulative Period from July 3, 2003 (Date of Inception) to June 30, 2011
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$8,978	$(36,280)	$(27,302)	$(218,569)	$(36,280)	$(254,849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	609	—	609	6,487	—	6,487
Accretion of investment discounts, net	—	—	—	(1,595)	—	(1,595)
Accretion of debt payment premium	55	—	55	990	—	990
Stock-based compensation	3,772	—	3,772	21,613	—	21,613
Loss on disposal of equipment and other non-cash items	10	—	10	2,268	—	2,268
Changes in operating assets and liabilities:
Accounts receivable	(384)	—	(384)	(384)	—	(384)
Prepaid expenses and other current assets	128	—	128	(741)	—	(741)
Other assets	3	—	3	113	—	113
Accounts payable	(1,353)	—	(1,353)	526	—	526
Accrued liabilities	(4,116)	—	(4,116)	5,246	—	5,246
Deferred revenue	22,325	36,280	58,605	22,325	36,280	58,605
Other liabilities	(12)	—	(12)	105	—	105

Net cash provided by (used in) operating activities	30,015	—	30,015	(161,616)	—	(161,616)

Cash flows from investing activities:
Purchases of intangible assets and in-process research and development	—	—	—	(412)	—	(412)
Purchases of property and equipment	(400)	—	(400)	(11,921)	—	(11,921)
Purchase of short-term investments	—	—	—	(169,497)	—	(169,497)
Sales and maturities of short-term investments	—	—	—	171,411	—	171,411
Purchase of restricted investment	—	—	—	(310)	—	(310)

Net cash used in investing activities	(400)	—	(400)	(10,729)	—	(10,729)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	—	4,300	—	4,300
Proceeds from issuance of debt	—	—	—	31,006	—	31,006
Proceeds from sales of shares through equity plans	1,758	—	1,758	5,980	—	5,980
Repayment of debt	(3,921)	—	(3,921)	(28,381)	—	(28,381)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	—	—	19,653	—	19,653
Proceeds from issuance of common stock in equity offerings, net of issuance costs	2	—	2	140,820	—	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	—	102,428	—	102,428

Net cash provided by (used in) financing activities	(2,161)	—	(2,161)	275,806	—	275,806

Net increase in cash and cash equivalents	27,454	—	27,454	103,461	—	103,461
Cash and cash equivalents at beginning of period	76,007	—	76,007	—	—	—

Cash and cash equivalents at end of period	$103,461	$—	$103,461	$103,461	$—	$103,461

Supplemental disclosures of non-cash investing activities:
Purchase of property and equipment through accounts payable	$198	$—	$198	$198	$—	$198

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Allergan Agreements entered into in February 2011 contain multiple elements, including a license to commercialize our product candidate, regulatory approval and manufacturing for our product candidate, and various committee participations. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various deliverables. As we have determined that the license and other non-contingent deliverables do not have standalone value, they must be combined with all the remaining deliverables to Allergan because the license could not be deemed fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, they do not meet the separation criteria, resulting in these deliverables being considered a single unit of account. As a result, revenue relating to the upfront cash payment is deferred and will be recognized on a straight-line basis over the term of the Allergan Agreements through 2028, which represents the estimated obligation period. See Note 2 of Item 1 of this Form 10-Q/A Note 2 with respect to the accounting treatment of the upfront cash payment.

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

For both of the three and six months ended June 30, 2011 and 2010, there was no difference between net loss and comprehensive loss.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. Our potential dilutive shares, which include outstanding common stock options, RSUs with time-based vesting, common stock issuable pursuant to our employee stock purchase plan, or ESPP, warrants to purchase common stock and RSUs with performance-based vesting have not been included in the computation of diluted net loss per share for all the periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

The numerator and denominator used in the calculation of basic and diluted net loss per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(as restated)(1)		(as restated)(1)

Numerator
Net loss attributed to common stockholders	$(11,302)	$(12,489)	$(27,302)	$(26,547)

Denominator
Weighted average common shares outstanding	30,333,126	26,480,166	30,272,271	26,167,861

Basic and diluted net loss per share	$(0.37)	$(0.47)	$(0.90)	$(1.01)

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The following outstanding common stock options, RSUs with time-based vesting, common stock issuable pursuant to our employee stock purchase plan, or ESPP, warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. The RSUs with performance-based vesting were also excluded from the computation of diluted net loss per share because they were contingently issuable shares.

	As of June 30,
	2011	2010
	(as restated)(1)

Options to purchase common stock	4,391,696	4,081,932
RSUs with time-based vesting	128,242	—
Common stock issuable pursuant to the ESPP	7,452	9,080
Warrants to purchase common stock	26,903	26,903
RSUs with performance-based vesting	81,000	98,000

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $0.8 million and $1.4 million were recognized as collaboration revenue for the three and six months ended June 30, 2011, respectively. The remaining $58.6 million is deferred and will be amortized as collaboration revenue through the end date of the deliverable under the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $58.6 million of the initial $60.0 million through 2028.

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

The following is a summary of our cash, cash equivalents and restricted investment as of June 30, 2011 and December 31, 2010, respectively (in thousands):

		As of June 30, 2011
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Cash	$5,225	$—	$5,225
Certificates of deposit	310	—	310
Money market funds	98,236	—	98,236

	$103,771	$—	$103,771

Reported as:
Cash and cash equivalents			$103,461
Restricted investment			310

			$103,771

		As of December 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,327	$—	$2,327
Certificates of deposit	310	—	310
Money market funds	73,680	—	73,680

	$76,317	$—	$76,317

Reported as:
Cash and cash equivalents			$76,007
Restricted investment			310

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

NOTE 6.	BALANCE SHEET COMPONENTS

Accounts receivable

	June 30, 2011	December 31, 2010
Accounts receivable	$384	$—

	$384	$—

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

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	0.1% - 0.2%	0.1% - 0.2%	0.1% - 0.2%	0.1% - 0.2%
Expected volatility	30% - 38%	47% - 76%	30% - 38%	47% - 76%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

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

NOTE 9.	SUBSEQUENT EVENT

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

Restatement of Condensed Consolidated Financial Statements

We have restated the condensed consolidated balance sheet as of June 30, 2011, condensed consolidated statements of operations and cash flows for the three and six months ended June 30 2011, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note regarding restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements.”

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $0.8 million and $1.4 million was recognized as collaboration revenue for the three and six months ended June 30, 2011, respectively. The remaining $58.6 million is deferred and will be amortized as collaboration revenue through the end date of the deliverable with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $58.6 million of the initial $60.0 million through 2028.

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

Critical Accounting Policies and Significant Judgments and Estimates

With the exceptions of the discussion below, there have been no significant changes in critical accounting policies during the three and six months ended June 30, 2011, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Allergan Agreements entered into in February 2011 contain multiple elements, including a license to commercialize our product candidate, regulatory approval and manufacturing for our product candidate, and various committee participations. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various deliverables. As we have determined that the license and other non-contingent deliverables do not have standalone value, they must be combined with all the remaining deliverables to Allergan because the License could not be deemed to be fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, they do not meet the separation criteria, resulting in these deliverables being considered a single unit of account. As a result, revenue relating to the upfront cash payment is deferred and will be recognized on a straight-line basis over the term of the Allergan Agreements through 2028, which represents the estimated obligation period, as discussed in Note 2 of Item 1 of this Form 10-Q/A.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) through June 30, 2011
	2011	2010	2011	2010
Our most advanced product candidates:
LEVADEX	86%	89%	91%	89%	60%
UDB (suspended)	—	—	—	—	30%
Other projects	14%	11%	9%	11%	10%

Total	100%	100%	100%	100%	100%

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

Results of Operations

Collaboration Revenue

Collaboration revenue change as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaboration revenue	$837	$—	$1,395	$—

The increase in collaboration revenue was due to the Allergan Agreements effective on January 28, 2011. In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $0.8 million and $1.4 million was recognized as collaboration revenue for the three and six months ended June 30, 2011, respectively. The remaining $58.6 million is deferred and will be amortized as collaboration revenue over the estimated obligation period (through 2028), as discussed in Note 2 of Item 1 of this Form 10-Q/A.

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

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of June 30, 2011 we had an accumulated deficit of $266.9 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Net cash provided by (used in) operating activities. We received $30.0 million of cash from operating activities for the six months ended June 30, 2011 compared to the usage of cash of $26.7 million for the corresponding period in 2010. The cash provided by operating activities for the six months ended June 30, 2011 was due primarily to a $60.0 million nonrefundable upfront payment we received from Allergan in February 2011, which resulted in an increase in deferred revenue by $58.6 million, and stock-based compensation of $3.8 million, partially offset by a net loss of $27.3 million and a decrease in accrued liabilities of $4.1 million as a result of the payment of expenses related to the LEVADEX Phase 3 clinical program. The usage of cash of $26.7 million for the six months ended June 30, 2010 was due primarily to a net loss of $26.5 million and a decrease in accrued liabilities of $3.1 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $3.1 million.

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

Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 was filed on August 8, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, as a result of the restatement described in Note 2 to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $54.7 million, $9.0 million and $72.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, net losses of $11.3 million and $27.3 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, we had a deficit accumulated during development stage of approximately $266.9 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. In addition, if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Employee Matters, Managing Growth and Accounting Matters

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

In Part I. Item 4 of this report, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements, in this case timing of recognition of revenue related to an upfront payment from Allergan, which timing had no impact on our cash position, total assets or operating expenses. Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Consequently, and pending our remediation of the matters that caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

10.1 †	Collaboration Agreement by and among MAP Pharmaceuticals, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. dated January 28, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 16, 2011, and incorporated herein by reference).

10.2 †	Co-Promotion Agreement by and between MAP Pharmaceuticals, Inc., Allergan USA, Inc., dated January 28, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on February 16, 2011, and incorporated herein by reference).

10.3	First Amendment to Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated October 28, 2008 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Oxford Finance Corporation and the Registrant dated April 15, 2011(filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.5*	First Amendment to Collaboration Agreement by and among MAP Pharmaceuticals, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. dated January 28, 2011.

31.1	Certification of Principal Executive Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested for certain portions.
^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

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