Form 10-Q/A
period 2011-09-30
MAP Pharmaceuticals, Inc.
filed 2012-03-30
CIK 1401923

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2011 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	our condensed consolidated balance sheet as of September 30, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this 10-Q/A;

•

our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011, as discussed in Note 2 to the financial statements included in Item 1 of this Form 10-Q/A; and

•	our management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended September 30, 2011 as discussed in Item 2 of this Form10-Q/A.

The restatement corrects the accounting treatment for the nonrefundable $60.0 million upfront cash payment we received in February 2011 for a license grant (the “License”) granted by us pursuant to a Collaboration Agreement with Allergan, Inc. and Allergan USA, Inc. (“Collaboration Agreement” and “Allergan,” respectively). In connection with (i) a review by the SEC of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Staff Review”) and (ii) subsequent communications between the staff of the SEC and us relating to the Staff Review, we have determined that the License deliverable does not have standalone value apart from the other deliverables under the collaboration Agreement. As a result, all of the deliverables under the Collaboration Agreement will be treated by us as a single unit of accounting, and revenue recognition for the nonrefundable $60.0 million upfront cash payment will be deferred and amortized on a straight-line basis over the term of the Collaboration Agreement (as discussed in Note 2 of Item 1 of this Form 10-Q/A). This restatement will change previously reported revenue, deferred revenue, net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2011.

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

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and the two risk factors set forth in Item 1A of Part II marked with an asterisk, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. This Form 10-Q/A speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto. Concurrent with the filing of this Form 10-Q/A, we are filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

		PAGE
PART I. FINANCIAL INFORMATION		4

Item 1.	Unaudited Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2011 and as of December 31, 2010 (as restated)	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to September 30, 2011 (as restated)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and the cumulative period from July 3, 2003 (inception) to September 30, 2011 (as restated)	6

	Notes to Condensed Consolidated Financial Statements (as restated)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	51

Signatures		52

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
	(as restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$111,844	$76,007
Accounts receivable	240	—
Prepaid expenses and other current assets	675	644

Total current assets	112,759	76,651
Property and equipment, net	5,785	5,803
Other assets	27	30
Restricted investment	310	310

Total assets	$118,881	$82,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,444	$2,998
Accrued liabilities	6,171	9,442
Debt	1,690	7,581
Current portion of deferred revenue	3,349	—

Total current liabilities	13,654	20,021
Deferred revenue, less current portion	54,418	—
Other liabilities	—	117

Total liabilities	68,072	20,138

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	299	296
Additional paid-in capital	309,193	301,924
Deficit accumulated during the development stage	(258,683)	(239,564)

Total stockholders’ equity	50,809	62,656

Total liabilities and stockholders’ equity	$118,881	$82,794

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from July 3, 2003 (Inception) to September 30, 2011
	2011	2010	2011	2010
	(as restated)(1)		(as restated)(1)		(as restated)(1)

Collaboration revenue	$20,837	$—	$22,232	$—	$76,398

Operating expenses:
Research and development	6,725	10,009	25,552	28,037	243,021
Sales, general and administrative	5,890	3,921	15,529	11,712	78,443

Total operating expenses	12,615	13,930	41,081	39,749	321,464

Income (loss) from operations	8,222	(13,930)	(18,849)	(39,749)	(245,066)
Interest income	6	5	58	11	6,463
Interest expense	(43)	(284)	(316)	(1,016)	(7,309)
Other income (expense), net	(2)	31	(12)	29	(754)

Net income (loss)	8,183	(14,178)	(19,119)	(40,725)	(246,666)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income (loss) attributed to common stockholders	$8,183	$(14,178)	$(19,119)	$(40,725)	$(260,591)

Net income (loss) per share attributed to common stockholders
Basic	$0.27	$(0.53)	$(0.63)	$(1.55)

Diluted	$0.26	$(0.53)	$(0.63)	$(1.55)

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	30,440	26,629	30,329	26,323

Diluted	31,611	26,629	30,329	26,323

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 3, 2003 (Date of Inception) to September 30, 2011
	2011	2010
	(as restated)(1)		(as restated)(1)
Cash flows from operating activities:
Net loss	$(19,119)	$(40,725)	$(246,666)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,030	931	6,908
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	64	199	999
Stock-based compensation	5,484	4,804	23,325
Loss on disposal of equipment and other non-cash items	11	306	2,269
Changes in operating assets and liabilities:
Accounts receivable	(240)	—	(240)
Prepaid expenses and other current assets	(31)	156	(900)
Other assets	3	83	113
Accounts payable	(666)	(640)	1,213
Accrued liabilities	(3,355)	(3,072)	6,007
Deferred revenue	57,767	—	57,767
Other liabilities	(33)	33	84

Net cash provided by (used in) operating activities	40,915	(37,925)	(150,716)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(911)	(1,976)	(12,432)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(911)	(1,976)	(11,240)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Net Proceeds from issuance of common stock through equity plans	1,786	1,681	6,008
Repayment of debt	(5,955)	(5,394)	(30,415)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	19,654	19,653
Proceeds from issuance of common stock in equity offerings, net of issuance costs	2	—	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	(4,167)	15,941	273,800

Net increase (decrease) in cash and cash equivalents	35,837	(23,960)	111,844
Cash and cash equivalents at beginning of period	76,007	65,776	—

Cash and cash equivalents at end of period	$111,844	$41,816	$111,844

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$112	$—	$112

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

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

Subsequent to the issuance of our condensed consolidated financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, and in connection with (i) a review by the staff of the Securities and Exchange Commission (the “Staff”) of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Staff Review”) and (ii) subsequent communications between the Staff and us relating to the Staff Review, we, under the direction of our Audit Committee, re-evaluated our historical and then current practices with respect to the timing for recognition of revenues in accordance with accounting principles generally accepted in the United States of America. In connection with this reevaluation, we determined that our previous accounting treatment for the nonrefundable $60.0 million upfront cash payment we had received in February 2011 pursuant to the Collaboration Agreement with Allergan was no longer appropriate for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively.

In this Form 10-Q/A, we have restated to correct errors in the following previously filed financial statements and data (and related disclosures): (1) condensed consolidated balance sheet as of September 30, 2011; and (2) condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011.

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

However, in connection with (i) the Staff Review and (ii) subsequent communications between the Staff and us relating to the Staff Review, we have determined that the License deliverable does not have standalone value, because Allergan could not use the License for its intended purpose without the performance of other deliverables from us, including participating in joint committees with Allergan related to the commercialization of LEVADEX. As the License does not have standalone value, it must be combined with all the remaining deliverables to Allergan under the Collaboration Agreement because the License could not be deemed to be fully delivered for its intended purpose unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, all of the deliverables must be treated as a single unit of accounting and revenue relating to the $60.0 million upfront cash payment would be amortized on a straight-line basis, beginning with the delivery of the first deliverable and continuing through the end date of the deliverable with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As of September 30, 2011, we anticipate amortizing the remaining $57.8 million of the initial $60.0 million through 2028.

The effect of this restatement is to change previously reported revenue, deferred revenue, net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2011. The restatement relates to the timing of revenue recognition for the nonrefundable $60.0 million upfront cash payment received from Allergan for the License but not the total amount of revenue ultimately to be recorded by us, and will have no impact on our previously reported cash position, total assets or operating expenses.

Impact of the Restatement Adjustments on our Consolidated Financial Statements

Our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q/A have been restated to reflect the impact resulting from the restatement adjustments described above, as follows:

RECONCILIATION OF CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	As of September 30, 2011
	As Previously Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$111,844	$—	$111,844
Accounts receivable	240	—	240
Prepaid expenses and other current assets	675	—	675

Total current assets	112,759	—	112,759
Property and equipment, net	5,785	—	5,785
Other assets	27	—	27
Restricted investment	310	—	310

Total assets	$118,881	$—	$118,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,444	$—	$2,444
Accrued liabilities	6,171	—	6,171
Debt	1,690	—	1,690
Current portion of deferred revenue	11,748	(8,399)	3,349

Total current liabilities	22,053	(8,399)	13,654
Deferred revenue, less current portion	6,715	47,703	54,418
Other liabilities	—	—	—

Total liabilities	28,768	39,304	68,072

Commitments and contingencies

Stockholders’ equity:
Common stock	299	—	299
Additional paid-in capital	309,193	—	309,193
Deficit accumulated during the development stage	(219,379)	(39,304)	(258,683)

Total stockholders’ equity	90,113	(39,304)	50,809

Total liabilities and stockholders’ equity	$118,881	$—	$118,881

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011			Period from July 3, 2003 (Inception) to September 30, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaboration revenue	$23,861	$(3,024)	$20,837	$61,536	$(39,304)	$22,232	$115,702	$(39,304)	$76,398

Operating expenses:
Research and development	6,725	—	6,725	25,552	—	25,552	243,021	—	243,021
Sales, general and administrative	5,890	—	5,890	15,529	—	15,529	78,443	—	78,443

Total operating expense	12,615	—	12,615	41,081	—	41,081	321,464	—	321,464

Income (loss) from operations	11,246	(3,024)	8,222	20,455	(39,304)	(18,849)	(205,762)	(39,304)	(245,066)
Interest income	6	—	6	58	—	58	6,463	—	6,463
Interest expense	(43)	—	(43)	(316)	—	(316)	(7,309)	—	(7,309)
Other income (expense), net	(2)	—	(2)	(12)	—	(12)	(754)	—	(754)

Net income (loss)	$11,207	$(3,024)	$8,183	$20,185	$(39,304)	$(19,119)	$(207,362)	$(39,304)	$(246,666)
Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	—	—	(13,925)	—	(13,925)

Net income (loss) attributed to common stockholders	$11,207	$(3,024)	$8,183	$20,185	$(39,304)	$(19,119)	$(221,287)	$(39,304)	$(260,591)

Net income (loss) per share attributed to common stockholders:

Basic	$0.37	$(0.10)	$0.27	$0.67	$(1.30)	$(0.63)

Diluted	$0.35	$(0.09)	$0.26	$0.64	$(1.27)	$(0.63)

Weighted average shares used in computing net income (loss) per share attributed to common stockholders:

Basic	30,440	—	30,440	30,329	—	30,329

Diluted	31,611	—	31,611	31,605	(1,276)	30,329

RECONCILIATION OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2011			Cumulative Period from July 3, 2003 (Date of Inception) to September 30, 2011
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$20,185	$(39,304)	$(19,119)	$(207,362)	$(39,304)	$(246,666)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,030	—	1,030	6,908	—	6,908
Accretion of investment discounts, net	—	—	—	(1,595)	—	(1,595)
Accretion of debt payment premium	64	—	64	999	—	999
Stock-based compensation	5,484	—	5,484	23,325	—	23,325
Loss on disposal of equipment and other non-cash items	11	—	11	2,269	—	2,269
Changes in operating assets and liabilities:
Accounts receivable	(240)	—	(240)	(240)	—	(240)
Prepaid expenses and other current assets	(31)	—	(31)	(900)	—	(900)
Other assets	3	—	3	113	—	113
Accounts payable	(666)	—	(666)	1,213	—	1,213
Accrued liabilities	(3,355)	—	(3,355)	6,007	—	6,007
Deferred revenue	18,463	39,304	57,767	18,463	39,304	57,767
Other liabilities	(33)	—	(33)	84	—	84

Net cash provided by (used in) operating activities	40,915	—	40,915	(150,716)	—	(150,716)

Cash flows from investing activities:
Purchases of intangible assets and in-process research and development	—	—	—	(412)	—	(412)
Purchases of property and equipment	(911)	—	(911)	(12,432)	—	(12,432)
Purchase of short-term investments	—	—	—	(169,497)	—	(169,497)
Sales and maturities of short-term investments	—	—	—	171,411	—	171,411
Purchase of restricted investment	—	—	—	(310)	—	(310)

Net cash used in investing activities	(911)	—	(911)	(11,240)	—	(11,240)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	—	4,300	—	4,300
Proceeds from issuance of debt	—	—	—	31,006	—	31,006
Proceeds from sales of shares through equity plans	1,786	—	1,786	6,008	—	6,008
Repayment of debt	(5,955)	—	(5,955)	(30,415)	—	(30,415)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	—	—	19,653	—	19,653
Proceeds from issuance of common stock in equity offerings, net of issuance costs	2	—	2	140,820	—	140,428
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	—	102,428	—	102,428

Net cash provided by (used in) financing activities	(4,167)	—	(4,167)	273,800	—	273,800

Net increase in cash and cash equivalents	35,837	—	35,837	111,844	—	111,844
Cash and cash equivalents at beginning of period	76,007	—	76,007	—	—	—

Cash and cash equivalents at end of period	$111,844	$—	$111,844	$111,844	$—	$111,844

Supplemental disclosures of non-cash investing activities:
Purchase of property and equipment through accounts payable	$112	$—	$112	$112	$—	$112

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - restated

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

The Allergan Agreements entered into in February 2011 contain multiple elements, including a license to commercialize our product candidate, regulatory approval and manufacturing for our product candidate, and various committee participations. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Allergan Agreements. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various deliverables. As we have determined that the license and other non-contingent deliverables do not have standalone value, they must be combined with all the other remaining deliverables to Allergan because the license could not be deemed to be fully delivered for its intended purposes unless we continue to perform our other obligations under the Collaboration Agreement. Accordingly, they do not meet the separation criteria, resulting in these deliverables being considered a single unit of account. As a result, revenue relating to the upfront cash payment is deferred and will be recognized on a straight-line basis over the term of the Allergan Agreements through 2028, which represents the estimated obligation period. See Note 2 of Item 1 of this Form 10-Q/A Note 2 with respect to the accounting treatment of the up front cash payment.

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

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(as restated)(1)		(as restated)(1)
Net income (loss) attributed to common stockholders	$8,183	$(14,178)	$(19,119)	$(40,725)
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	30,439,769	26,629,481	30,328,717	26,323,425

Basic income (loss) per common share	$0.27	$(0.53)	$(0.63)	$(1.55)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	30,439,769	26,629,481	30,328,717	26,323,425
Add: Weighted average stock options	1,157,647	—	—	—
Add: Weighted average warrants	12,956	—	—	—
Add: Weighted average ESPP	372	—	—	—
Add: Weighted average RSUs with time-based vesting	411	—	—	—

Weighted average common shares used in computing diluted net income (loss) per common share	31,611,155	26,629,481	30,328,717	26,323,425

Diluted income (loss) per common share	$0.26	$(0.53)	$(0.63)	$(1.55)

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

The following outstanding common stock options, RSUs with time-based vesting, RSUs with performance-based vesting, common stock issuable pursuant to our ESPP and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(as restated)(1)		(as restated)(1)

Options to purchase common stock	1,570,300	4,006,986	4,386,110	4,006,986
RSUs with time-based vesting	142,413	—	155,709	—
RSUs with performance-based vesting	39,250	98,000	39,250	98,000
Common stock issuable pursuant to the ESPP	—	24,563	27,189	24,563
Warrants to purchase common stock	—	26,903	26,903	26,903

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $0.8 million and $2.2 million were recognized as collaboration revenue for the three and nine months ended September 30, 2011, respectively. The remaining $57.8 million is deferred and will be amortized as collaboration revenue through the end date of the deliverable under the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $57.8 million of the initial $60.0 million through 2028.

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

As of September 30, 2011 and December 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

	$107,246	$107,246	$107,246	$107,246
As of September 30, 2011	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$310	$—	$310
Money market funds	107,246	—	—	107,246

Total	$107,246	$310	$—	$107,556

	$107,246	$107,246	$107,246	$107,246
As of December 31, 2010	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$310	$—	$310
Money market funds	73,680	—	—	73,680

Total	$73,680	$310	$—	$73,990

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

NOTE 6.	BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$240	$—

	$240	$—

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

Restatement of Condensed Consolidated Financial Statements

We have restated the condensed consolidated balance sheet as of September 30, 2011, condensed consolidated statements of operations and cash flows for the three and nine months ended September 30 2011, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note regarding restatement immediately preceding Part I, Item 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements.”

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $0.8 million and $2.2 million were recognized as collaboration revenue for the three and nine months ended September 30, 2011, respectively. The remaining $57.8 million is deferred and will be amortized as collaboration revenue through the end date of the deliverable under the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $57.8 million of the initial $60.0 million through 2028.

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

Results of Operations

Collaboration Revenue

Collaboration revenue change as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaboration revenue	$20,837	$—	$22,232	$—

The increase in collaboration revenue was due to the Allergan Agreements effective on January 28, 2011.

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which $0.8 million and $2.2 million were recognized as collaboration revenue for the three and nine months ended September 30, 2011, respectively. The remaining $57.8 million is deferred and will be amortized as collaboration revenue over the estimated obligation period, (through 2028), as discussed in Note 2 of Item 1 of this Form 10-Q/A.

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

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of September 30, 2011 we had an accumulated deficit of $258.7 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Net cash provided by (used in) operating activities. We received $40.9 million of cash from operating activities for the nine months ended September 30, 2011 compared to the usage of cash of $37.9 million for the corresponding period in 2010. The cash provided by operating activities for the nine months ended September 30, 2011 was due primarily to a $60.0 million nonrefundable upfront payment we received from Allergan in February 2011, which resulted in an increase in deferred revenue of $57.8 million, a $20.0 million milestone payment we received from Allergan in August 2011, and stock-based compensation of $5.5 million, partially offset by a net loss of $19.1 million and a decrease in accrued liabilities of $3.4 million as a result of the payment of expenses related to the LEVADEX Phase 3 clinical program. The usage of cash of $37.9 million for the nine months ended September 30, 2010 was due primarily to a net loss of $40.7 million and a decrease in accrued liabilities of $3.1 million as a result of paying down expenses related to the LEVADEX Phase 3 clinical program, and the UDB program, which was suspended in the third quarter of 2009, partially offset by stock-based compensation of $4.8 million.

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

Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 was filed on November 8, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. Subsequent to that evaluation, as a result of the restatement described in Note 2 to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We have a history of net losses. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. As a result, we may continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $54.7 million, $9.0 million and $72.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, a net income of $8.2 million for the three months ended September 30, 2011 and a net loss of $19.1 million for the nine months ended September 30, 2011. As of September 30, 2011, we had a deficit accumulated during development stage of approximately $258.7 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. In addition, if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

In Part I. Item 4 of this report, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, complex multiple element arrangements, in this case timing of recognition of revenue related to an upfront payment from Allergan, which had no impact on the Company’s cash position, total assets or operating expenses. Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Consequently, and pending our remediation of the matters that caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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