Form 10-Q
period 2012-03-31
MAP Pharmaceuticals, Inc.
filed 2012-05-08
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012, the registrant had outstanding 30,660,182 shares of Common Stock.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,003	$98,816
Accounts receivable	340	636
Prepaid expenses and other current assets	887	763

Total current assets	80,230	100,215
Property and equipment, net	7,101	6,786
Other assets	27	27
Restricted investment	310	310

Total assets	$87,668	$107,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,471	$3,860
Accrued liabilities	6,070	6,933
Current portion of deferred revenue	3,512	3,349

Total current liabilities	11,053	14,142
Deferred revenue, less current portion	52,390	53,581
Other liabilities	34	63

Total liabilities	63,477	67,786

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	301	300
Additional paid-in capital	314,236	311,755
Deficit accumulated during the development stage	(290,346)	(272,503)

Total stockholders’ equity	24,191	39,552

Total liabilities and stockholders’ equity	$87,668	$107,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2012
	2012	2011
Collaboration revenue	$1,028	$558	$78,263
Operating expenses:
Research and development	10,962	11,568	262,094
Sales, general and administrative	7,909	4,843	92,883

Total operating expenses	18,871	16,411	354,977

Loss from operations	(17,843)	(15,853)	(276,714)
Interest income	—	30	6,468
Interest expense	—	(167)	(7,309)
Other expense, net	—	(10)	(774)

Net loss	(17,843)	(16,000)	(278,329)

Cumulative stock dividend attributed to preferred stockholders	—	—	(13,925)

Net loss attributed to common stockholders	$(17,843)	$(16,000)	$(292,254)

Net loss per share attributed to common stockholders
Basic and diluted	$(0.58)	$(0.53)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders
Basic and diluted	30,620	30,211

Comprehensive loss	$(17,843)	$(16,000)	$(278,329)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 3, 2003 (Date of Inception) to March 31, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$(17,843)	$(16,000)	$(278,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	454	282	7,782
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	—	34	999
Stock-based compensation	2,292	2,125	27,477
Loss on disposal of equipment and other non-cash items	—	10	2,284
Changes in operating assets and liabilities:
Accounts receivable	296	(70)	(340)
Prepaid expenses and other current assets	(124)	(38)	(1,112)
Other assets	—	3	113
Accounts payable	(1,803)	(576)	1,323
Accrued liabilities	(863)	(3,626)	5,990
Deferred revenue	(1,028)	59,443	55,902
Other liabilities	(29)	(36)	34

Net cash provided by (used in) operating activities	(18,648)	41,551	(179,472)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,355)	(1,229)	(15,720)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(1,355)	(1,229)	(14,528)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Net proceeds from issuance of common stock through equity plans	190	453	6,901
Repayment of debt	—	(1,937)	(32,105)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	—	19,653
Proceeds from issuance of common stock in equity offering, net of issuance costs	—	2	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	190	(1,482)	273,003

Net increase in cash and cash equivalents	(19,813)	38,840	79,003
Cash and cash equivalents at beginning of period	98,816	76,007	—

Cash and cash equivalents at end of period	$79,003	$114,847	$79,003

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$119	$156	$119

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

On March 26, 2012, we received a Complete Response letter, in which the U.S. Food and Drug Administration, or FDA, described the reasons it was unable to approve our NDA and identified issues that we need to address in order to obtain FDA approval of LEVADEX. Specifically, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA also indicated that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We currently are working to address the issues identified in the Complete Response letter.

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

The year-end condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, and does not include all the disclosures required by accounting principles generally accepted in the United States. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to current period presentation. Such reclassification did not impact our net loss or financial position.

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

We entered into a Collaboration Agreement with Allergan, Inc. in February 2011 which requires us to provide multiple deliverables, including: a license to commercialize LEVADEX, clinical and regulatory work necessary for FDA approval of the first indication for LEVADEX (acute treatment of migraine in adults), manufacturing process development for LEVADEX, an option to include Canada in the territory in which Allergan can promote LEVADEX, and participation in various committees jointly with Allergan throughout the term of the Collaboration Agreement. These deliverables are non-contingent in nature. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Collaboration Agreement. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various non-contingent deliverables. We have determined that the license delivered by us and other non-contingent deliverables do not have standalone value separate from each other, based on contractual limitations in the Collaboration Agreement that restrict Allergan from using the license for its intended purpose without other non-contingent deliverables from us.

We believe that since the license does not have standalone value, it must be combined with all the remaining non-contingent deliverables because the license would not be fully delivered for its intended purpose unless we continue to perform our obligation to participate in the various committees jointly with Allergan. Accordingly, all of the non-contingent deliverables are treated as a single unit of accounting, and we have combined the delivered license with the remaining non-contingent deliverables for accounting purposes. As a result, revenue relating to the $60.0 million upfront cash payment was deferred and will be recognized on a straight-line basis over the term of the Collaboration Agreement through 2028, which represents the estimated obligation period of the participation in the various joint committees, the non-contingent deliverable with the longest term.

The Collaboration Agreement also contains contingent deliverables that do not relate to the non-contingent deliverables identified above. For example, we will collaborate and share expenses with Allergan to develop LEVADEX for additional indications separate from and in addition to the first indication. Any reimbursements from Allergan to us for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs.

Milestone payments relating to contingent deliverables, such as the acceptance for filing by the FDA of our New Drug Application for LEVADEX, are recognized as revenue in their entirety upon our achievement of a substantive milestone and when the respective revenue recognition criteria are met. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

Concentration of Credit Risk and Other Risks and Uncertainties

We invest cash that is not currently being used for operational purposes in accordance with our investment policy. The policy allows for the purchase of debt securities such as those issued by the U.S. government and its agencies and subject to certain concentration limits by corporations. We also strive to limit risk by specifying a minimum credit quality for corporate debt securities of A1/P1 for commercial paper and AAA for other securities. The maximum maturity for these securities does not exceed 12 months. We believe our established guidelines for investment of our excess cash maintains safety and liquidity through our policies on diversification and investment maturity. Our cash and cash equivalent balances can be in excess of federally insured amounts.

At March 31, 2012, Allergan accounted for 100% of our accounts receivable. For the three months ended March 31, 2012 and 2011, Allergan accounted for 100% of our collaboration revenue.

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

The numerator and denominator used in the calculation of basic and diluted net loss per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net loss attributed to common stockholders	$(17,843)	$(16,000)

Denominator
Weighted average common shares outstanding	30,619,592	30,210,741

Basic and diluted net loss per share	$(0.58)	$(0.53)

The following outstanding common stock options, RSUs with time-based vesting, common stock issuable pursuant to the ESPP, and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. The RSUs with performance-based vesting were also excluded from the computation of diluted net loss per share because they were contingently issuable shares.

	As of March 31,
	2012	2011
Options to purchase common stock	5,031,133	4,509,233
RSUs with time-based vesting	317,982	120,358
Common stock issuable pursuant to the ESPP	37,922	27,333
Warrants to purchase common stock	26,903	26,903
RSUs with performance-based vesting	39,250	88,500

New Accounting Standard Recently Adopted

Effective January 1, 2012, we adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income, or OCI, and its components in the statement of changes in stockholders’ equity. We adopted this guidance during the first quarter of 2012 and elected to disclose OCI in a single continuous statement during interim reporting periods.

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

In July 2011, Allergan exercised its option to expand the Collaboration Agreement to include commercialization to neurologists and pain specialists in Canada. Under the Allergan Agreements, we retain the right to market and co-promote LEVADEX to other physicians within the United States and Canada and also retain all rights to LEVADEX in all other countries.

Under the Allergan Agreements, we are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the acute treatment of migraine in adults, except that if the FDA notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs.

Contingent upon FDA approval of LEVADEX for the initial indication, the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

We are responsible for manufacturing and distributing LEVADEX, if approved by the FDA, and anticipate booking product revenues from sales of LEVADEX resulting from the parties’ collaboration. The parties will each provide sales representatives and other sales support for marketing and promotional efforts. The Allergan Agreements specify minimum annual sales detail requirements to be provided by each party, and establish maximum annual amounts of detailing costs that each party will be obligated to incur pursuant to a commercialization plan. Shared commercialization costs are those costs and expenses directly related to the commercialization of LEVADEX and are agreed upon periodically by both parties. The parties share profits and losses resulting from the collaboration equally.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we have recognized $1.0 million, $0.6 million, and $4.1 million, respectively, for the three months ended March 31, 2012, 2011, and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2012. As of March 31, 2012, $55.9 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue through the end date of the non-contingent deliverable in the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $55.9 million of the initial $60.0 million through 2028.

During the third quarter ended September 30, 2011, the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of the Allergan Agreements, Allergan paid us a milestone payment of $20.0 million. We have determined that the achievement of this contingent milestone was substantive and we recorded the $20.0 million as collaboration revenue on our consolidated statements of operations for the year ended December 31, 2011. In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including $50.0 million for the first commercial sale of LEVADEX associated with the initial indication (the acute treatment of migraine), up to $25.0 million for the achievement of certain FDA-approved product labeling in the United States and $2.0 million for regulatory approval of the initial indication for LEVADEX in Canada.

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs. Sales, general and administrative expenses for the three months ended March 31, 2012, 2011, and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2012, were net of $0.3 million, $0 and $1.7 million, respectively, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

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

We paid $0, $1.0 million and $3.6 million for the three months ended March 31, 2012, 2011 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2012, respectively. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

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

The following is a summary of our cash, cash equivalents and restricted investment as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	Amortized Cost	As of March 31, 2012
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$1,752	$—	$1,752
Certificates of deposit	310	—	310
Money market funds	77,251	—	77,251

	$79,313	$—	$79,313

Reported as:
Cash and cash equivalents			$79,003
Restricted investment			310

			$79,313

	Amortized Cost	As of December 31, 2011
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,569	$—	$3,569
Certificates of deposit	310	—	310
Money market funds	95,247	—	95,247

	$99,126	$—	$99,126

Reported as:
Cash and cash equivalents			$98,816
Restricted investment			310

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

As of March 31, 2012 and December 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	77,251	—	—	77,251

Total	$77,251	$310	$—	$77,561

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	95,247	—	—	95,247

Total	$95,247	$310	$—	$95,557

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

NOTE 5.     BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Research and development	$1,799	$1,367
Payroll and related expenses	3,233	4,888
Professional services	1,022	596
Other	16	82

	$6,070	$6,933

The decrease in the payroll and related expenses as of March 31, 2012 as compared to December 31, 2011 was primarily due to the payout of an annual bonus for the fiscal year ended December 31, 2011.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California, or the Lease. The Lease was subsequently amended in August 2006, March 2008, and September 2008. In November 2011, we further amended the Lease, providing for additional square footage in a separate building. The amended lease will expire in June 2013 and contains certain renewal options. Under the Lease, we pay operating costs, including property taxes, insurance and maintenance, in addition to monthly rent. Rent is subject to an annual increase for the duration of the Lease, which we recognize on a straight-line basis.

Rent expense was approximately $0.4 million, $0.3 million, and $7.5 million for the three months ended March 31, 2012, 2011 and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2012, respectively.

As of March 31, 2012, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining nine months)	$1,257
2013	863

Total future minimum lease payments	$2,120

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

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

For the three months ended March 31, 2012, activity for RSUs under our 2007 Equity Award Plan, or the 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding at December 31, 2011	202,143	$15.88
RSUs granted	192,911	$14.09
RSUs vested	(28,705)	$16.11
RSUs forfeited	(9,117)	$15.72

Unvested RSUs outstanding at March 31, 2012	357,232	$14.90

Stock Options

For the three months ended March 31, 2012, stock option activity under our 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2011	4,378,053	$10.86
Options granted	764,950	$14.50
Options exercised	(51,888)	$6.87
Options forfeited	(39,566)	$14.83
Options expired	(20,416)	$14.31

Balances, at March 31, 2012	5,031,133	$11.41

As of March 31, 2012, we had 2,220,427 shares of common stock available for grant under the 2007 Plan.

Warrants

We issued warrants to purchase 73,989 shares of common stock to selected lenders in connection with an earlier working capital loan which was fully paid in May 2008 and an equipment loan which was fully paid in September 2009. The warrants are exercisable at a price of $7.43 per share and expire in September 2013. In October 2009 and March 2010, warrants to purchase 22,418 shares and 24,668 shares were exercised, respectively, resulting in a net issuance of 5,817 shares and 12,295 shares, respectively. As of March 31, 2012, warrants to purchase the remaining 26,903 shares of common stock were outstanding.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, RSUs and shares purchased under the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$1,020	$1,004
Sales, general and administrative	1,272	1,121

Total stock-based compensation expense	$2,292	$2,125

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.8%-0.9%	2.0%-2.2%
Expected volatility	94%	70%
Expected term (in years)	5.1	5.0
Expected dividend yield	—	—

We used the following assumptions to estimate the fair value of shares purchased under our ESPP for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.05%	0.2%
Expected volatility	52%	38%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

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

Expected Volatility: Historically, the expected stock price volatility of stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry similar to us in size, stage of life-cycle and financial leverage. Beginning in the first quarter of 2012, the expected stock price volatility was calculated based on the historical volatility of industry peers and the historical volatility of our common stock. We will continue to analyze the expected stock price volatility of stock options as more historical data for our common stock becomes available. The expected stock price volatility for shares from the ESPP is determined based on our own historical volatilities.

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

Forfeitures: Forfeitures are determined based on when awards are ultimately expected to vest. ASC 718 Compensation – Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of March 31, 2012, there were unrecognized compensation costs of approximately $10.5 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.6 years.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our current focus is to advance our lead product candidate, LEVADEX, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential acute treatment of migraine. We are in the development stage and since our inception we have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel. We completed clinical development for LEVADEX in 2010 and in May 2011 we submitted our New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA. The FDA reviewed our NDA and on March 26, 2012, we received a Complete Response letter in which the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it has not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We currently are working to address the issues identified in the Complete Response letter. Our ability to respond completely to these issues may take longer than we currently anticipate. In order to respond to the Complete Response letter, we may need to conduct additional analysis and gather additional data, but we currently do not anticipate having to conduct additional clinical studies. Although we intend to discuss our proposed plan for responding to the Complete Response letter with the FDA at a meeting scheduled for the second quarter of this year, we do not know if the FDA will determine that our proposed plan is acceptable or if the FDA will suggest we modify our plan or recommend additional analysis. Any additional studies, analysis or data required by the FDA may delay our ability to provide a complete response to the Complete Response letter and obtain regulatory approval for LEVADEX. The FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter. Even if we submit what we believe is a complete response to the items in the Complete Response letter, FDA may not agree that we have completely addressed their concerns or approve our NDA.

If LEVADEX is approved, we plan to commercialize LEVADEX in collaboration with Allergan, Inc. directly to neurologists and pain specialists in the U.S. and Canada. We are also evaluating options to commercialize LEVADEX to additional physicians in the U.S. and Canada and to physicians in markets outside the U.S. and Canada.

Our Lead Product Candidate—LEVADEX®

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

In July 2011, Allergan exercised its option to expand the Collaboration Agreement to include commercialization to neurologists and pain specialists in Canada. Under the Allergan Agreements, we retain the right to market and co-promote LEVADEX to other physicians within the United States and Canada and also retain all rights to LEVADEX in all other countries.

Under the Allergan Agreements, we are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the acute treatment of migraine in adults, except that if the U.S. Food and Drug Administration, or FDA, notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs.

Contingent upon FDA approval of LEVADEX for the initial indication, the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

We are responsible for manufacturing and distributing LEVADEX, if approved by the FDA, and anticipate booking product revenues from sales of LEVADEX resulting from the parties’ collaboration. The parties will each provide sales representatives and other sales support for marketing and promotional efforts. The Allergan Agreements specify minimum annual sales detail requirements to be provided by each party, and establish maximum annual amounts of detailing costs that each party will be obligated to incur pursuant to a commercialization plan. Shared commercialization costs are those costs and expenses directly related to the commercialization of LEVADEX and are agreed upon periodically by both parties. The parties share profits and losses resulting from the collaboration equally.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we have recognized $1.0 million, $0.6 million, and $4.1 million, respectively, for the three months ended March 31, 2012, 2011, and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2012. As of March 31, 2012, $55.9 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue through the end date of the non-contingent deliverable in the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $55.9 million of the initial $60.0 million through 2028.

During the third quarter ended September 30, 2011, the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of the Allergan Agreements, Allergan paid us a milestone payment of $20.0 million. We have determined that the achievement of this contingent milestone was substantive and we recorded the $20.0 million as collaboration revenue on our consolidated statements of operations for the year ended December 31, 2011. In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including $50.0 million for the first commercial sale of LEVADEX associated with the initial indication (the acute treatment of migraine), up to $25.0 million for the achievement of certain FDA-approved product labeling in the United States and $2.0 million for regulatory approval of the initial indication for LEVADEX in Canada.

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs. Sales, general and administrative expenses for the three months ended March 31, 2012, 2011, and for the cumulative period from July 3, 2003 (date of inception) to March 31, 2012, were net of $0.3 million, $0 and $1.7 million, respectively, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

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

We entered into a Collaboration Agreement with Allergan, Inc. in February 2011 which requires us to provide multiple deliverables, including: a license to commercialize LEVADEX, clinical and regulatory work necessary for FDA approval of the first indication for LEVADEX (acute treatment of migraine in adults), manufacturing process development for LEVADEX, an option to include Canada in the territory in which Allergan can promote LEVADEX and participation in various committees jointly with Allergan throughout the term of the Collaboration Agreement. These deliverables are non-contingent in nature. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Collaboration Agreement. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various non-contingent deliverables. We have determined that the license delivered by us and other non-contingent deliverables do not have standalone value separate from each other, based on contractual limitations in the Collaboration Agreement that restrict Allergan from using the license for its intended purpose without other non-contingent deliverables from us.

We believe that since the license does not have standalone value, it must be combined with all the remaining non-contingent deliverables because the license would not be fully delivered for its intended purpose unless we continue to perform our obligation to participate in the various committees jointly with Allergan. Accordingly, all of the non-contingent deliverables are treated as a single unit of accounting, and we have combined the delivered license with the remaining non-contingent deliverables for accounting purposes. As a result, revenue relating to the $60.0 million upfront cash payment was deferred and will be recognized on a straight-line basis over the term of the Collaboration Agreement through 2028, which represents the estimated obligation period of the participation in the various joint committees, the non-contingent deliverable with the longest term.

The Collaboration Agreement also contains contingent deliverables that do not relate to the non-contingent deliverables identified above. For example, we will collaborate and share expenses with Allergan to develop LEVADEX for additional indications separate from and in addition to the first indication. Any reimbursements from Allergan to us for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs.

Milestone payments relating to contingent deliverables, such as the acceptance for filing by the FDA of our New Drug Application for LEVADEX, are recognized as revenue in their entirety upon our achievement of a substantive milestone and when the respective revenue recognition criteria are met. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

There have been no other significant changes in critical accounting policies during the three months ended March 31, 2012, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Overview

Collaboration Revenue

Collaboration revenue, which is earned under agreements with third parties for various activities, may include nonrefundable license fees, cost reimbursements and contingent milestone payments.

Through March 31, 2012, we had recorded approximately $78.3 million in collaboration revenue since our inception in 2003.

Research and Development Expenses

Research and development expenses include, but are not limited to: (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies;

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

Conducting a significant amount of research and development is central to our business model. Through March 31, 2012, we had incurred approximately $262.1 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of and pursue additional indications for our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our LEVADEX program, our Unit Dose Budesonide, or UDB, program, which has been suspended, and other earlier stage projects for the three months ended March 31, 2012 and 2011, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended March 31,		Period from July 3, 2003 ( Date of Inception) through March 31, 2012
	2012	2011
Our product candidates:
LEVADEX	85%	94%	63%
UDB (suspended)	—	—	27%
Other projects	15%	6%	10%

Total	100%	100%	100%

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, the cost of market research activities and consulting fees. Included in sales, general and administrative expenses are costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

Through March 31, 2012, we incurred approximately $92.9 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

The change in collaboration revenue as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2012	2011
Collaboration revenue	$1,028	$558

The collaboration revenue was due to the Allergan Agreements which were effective in January 2011. In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we recognized $1.0 million and $0.6 million as collaboration revenue for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, $55.9 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue over the estimated obligation period.

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

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Research and development expenses	$10,962	$11,568	$(606)	(5)%

The decrease in research and development expenses for the three months ended March 31, 2012 was caused primarily by a decrease of $4.5 million in expenses related to the LEVADEX program, partially offset by a one-time $2.8 million expense to purchase a data package relating to the propellant used for LEVADEX, an increase of $0.6 million in expenses related to earlier stage research projects, and an increase of $0.4 million in personnel related expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Sales, general and administrative expenses	$7,909	$4,843	$3,066	63%

The increase in sales, general and administrative expenses was related to an increase of $1.5 million in personnel related expenses primarily within sales and marketing, and an increase of $1.1 million in professional services, including activities in preparation for a potential launch of LEVADEX. The increase of $1.1 million in professional services was net of $0.3 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements mentioned above.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Interest income	$—	$30	$(30)	*

*	Percentage is not meaningful.

The decrease in interest income was due primarily to a decrease in interest rates related to our investments and a lower average cash and cash equivalents balance. We expect our interest income to fluctuate in the future due to changes in market interest rates and average cash, cash equivalents balances.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Interest expense	$—	$167	$(167)	*

*	Percentage is not meaningful.

In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan. We repaid the 2008 Working Capital Loan in full in October 2011.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of March 31, 2012 we had an accumulated deficit of $290.3 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Collaboration

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca AB;

•	In February 2011, we received a $60.0 million upfront payment pursuant to the Allergan Agreements;

•	In August 2011, we received a $20.0 million milestone payment from Allergan upon the FDA’s acceptance for filing of our LEVADEX NDA;

•	As of March 31, 2012, we have received cash of $1.4 million from Allergan as cost reimbursements under cost-sharing provisions in the Allergan Agreements.

As of March 31, 2012, we had approximately $79.0 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$(18,648)	$41,551
Investing activities	(1,355)	(1,229)
Financing activities	190	(1,482)

Net cash provided by (used in) operating activities. We used $18.6 million of cash for operating activities for the three months ended March 31, 2012 compared to receiving cash of $41.6 million from the corresponding period in 2011. The cash used for operating activities for the three months ended March 31, 2012 was due primarily to net loss of $17.8 million and a decrease in accounts payable of $1.8 million resulting from payments to certain vendors, partially offset by stock-based compensation of $2.3 million. The cash provided by operating activities for the three months ended March 31, 2011 was due primarily to a $60.0 million nonrefundable upfront cash payment we received from Allergan in February 2011, which resulted in an increase in deferred revenue of $59.4 million, partially offset by a net loss of $16.0 million and a decrease in accrued liabilities of $3.6 million as a result of the payment of expenses related to the LEVADEX Phase 3 clinical program.

Net cash used in investing activities. We used $1.4 million and $1.2 million of cash for investing activities for the three months ended March 31, 2012 and 2011, respectively. The usage of cash for the three months ended March 31, 2012 and 2011 were both due primarily to purchase of property and equipment.

Net cash provided by (used in) financing activities. We received $0.2 million of cash from financing activities for the three months ended March 31, 2012, compared to cash usage of $1.5 million for the corresponding period in 2011. The receipt of cash of $0.2 million from financing activities for the three months ended March 31, 2012 was due primarily to the net proceeds from the issuance of common stock through equity plans. The usage of cash of $1.5 million for the three months ended March 31, 2011 was due primarily to the repayment of $1.9 million of outstanding debt in the three months ended March 31, 2011, partially offset by the proceeds from the issuance of common stock through equity plans of $0.5 million.

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

On November 29, 2011, we amended the Purchase Agreement to extend the term by up to 24 months past the original expiration date of December 1, 2011. As of March 31, 2012, the remaining aggregate dollar value of shares available for sale under the Purchase Agreement was $40.0 million.

Agreement with Allergan

Under the Allergan Agreements, we are solely responsible for payment of all remaining costs of obtaining regulatory approval of LEVADEX for the acute treatment of migraine in adults, except that if the FDA notifies us that additional development or manufacturing activities costing in excess of a certain threshold amount will be required for such regulatory approval, the parties will share any such excess costs.

Contingent upon FDA approval of LEVADEX for the initial indication, the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

We are responsible for manufacturing and distributing LEVADEX, if approved by the FDA, and anticipate booking product revenues from sales of LEVADEX resulting from the parties’ collaboration. The parties will each provide sales representatives and other sales support for marketing and promotional efforts. The Allergan Agreements specify minimum annual sales detail requirements to be provided by each party, and establish maximum annual amounts of detailing costs that each party will be obligated to incur pursuant to a commercialization plan. Shared commercialization costs are those costs and expenses directly related to the commercialization of LEVADEX and are agreed upon periodically by both parties. The parties share profits and losses resulting from the collaboration equally.

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

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•

the length of time it takes us to complete our response to the FDA’s Complete Response letter of March 26, 2012, including if we have to conduct additional studies or provide additional information with respect to LEVADEX;

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

New Accounting Standard Recently Adopted

Effective January 1, 2012, we adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income, or OCI, and its components in the statement of changes in stockholders’ equity. We adopted this guidance during the first quarter of 2012 and elected to disclose OCI in a single continuous statement during interim reporting periods.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures were not effective as of March 31, 2012 because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In that section we described a material weakness in internal control over financial reporting in that we had not maintained effective controls over complex multiple element revenue arrangements. Specifically, effective controls were not designed and in place with regard to the evaluation of, and accounting for, complex multiple element revenue arrangements. This control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan of Remediation of Material Weakness

Subsequent to the identification of the material weakness related to the evaluation of, and accounting for, complex multiple element revenue arrangements, we are completing our re-evaluation of our accounting and financial reporting controls for complex multiple element revenue arrangements, including the application of the provisions of Accounting Standard Codification Topic 605-25 Revenue Recognition — Multiple-Element Arrangements to any future agreements that include complex multiple elements.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses in each year since our inception, including net losses of approximately $32.9 million, $54.7 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have also incurred a net loss of $17.8 million for the three months ended March 31, 2012. As of March 31, 2012, we had a deficit accumulated during the development stage of approximately $290.3 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we continue to pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. On March 26, 2012, we received a Complete Response letter in which the FDA described the reasons it was unable to approve our NDA and identified issues that we need to address in order to obtain FDA approval of LEVADEX. We currently are working to address the issues identified in the Complete Response letter. Our ability to respond completely to these issues may take longer than we currently anticipate. If it does take longer to address these issues than we currently anticipate or if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials, and establishing manufacturing capabilities and an effective sales and marketing infrastructure, is expensive. While we have completed our clinical development program for LEVADEX for the acute treatment of migraine in adults, we expect to have continued expenses in connection with our ongoing activities, particularly as we seek to obtain approval of our NDA for LEVADEX, our most advanced product candidate, for the acute treatment of migraine in adults. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We currently are working to address the issues identified in the Complete Response letter. Our ability to respond completely to these issues may take longer than we currently anticipate. In order to respond to the Complete Response letter, we may need to conduct additional analysis and gather additional data, but we currently do not anticipate having to conduct additional clinical studies. Although we intend to discuss our proposed plan for responding to the Complete Response letter with the FDA at a meeting scheduled for the second quarter of this year, we do not know if the FDA will determine that our proposed plan is acceptable or if the FDA will suggest we modify our plan or recommend additional analysis. Any additional studies, analysis or data required by the FDA may delay our ability to provide a complete response to the Complete Response letter and obtain regulatory approval for LEVADEX. The FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter. Even if we submit what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If it does take longer to address these issues than we currently anticipate or if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and our Unit Dose Budesonide, or UDB, product candidate. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca AB, or the AstraZeneca Agreement, related to our UDB product candidate. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. We are now largely dependent on the success of one product candidate, LEVADEX, for which we have completed a Phase 3 clinical development program and the FDA currently is reviewing our NDA for the acute treatment of migraine in adults. Our ability to generate product revenue is dependent on the successful regulatory approval and commercialization of this product candidate. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We currently are working to address the issues identified in the Complete Response letter. Our ability to respond completely to these issues may take longer than we currently anticipate. In order to respond to the Complete Response letter, we may need to conduct additional analysis and gather additional data, but we currently do not anticipate having to conduct additional clinical studies. Although we intend to discuss our proposed plan for responding to the Complete Response letter with the FDA at a meeting scheduled for the second quarter of this year, we do not know if the FDA will determine that our proposed plan is acceptable or if the FDA will suggest we modify our plan or recommend additional analysis. Any additional studies, analysis or data required by the FDA may delay our ability to provide a complete response to the Complete Response letter and obtain regulatory approval for LEVADEX. The FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter. Even if we submit what we believe is a complete response to the items in the Complete Response letter, The FDA may not agree that we have completely addressed their concerns or approve our NDA. If it does take longer to address these issues than we currently anticipate or if we are required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed.

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

We may enter into additional collaborations with third parties to develop and commercialize our product candidates, including LEVADEX. If LEVADEX is approved, we plan to jointly develop and fund research and development for two additional LEVADEX indications together with our partner Allergan. In addition, we may enter into a collaboration with a third party in the Unites States of America to commercialize LEVADEX to additional physicians including primary care physicians and/or to develop or commercialize LEVADEX outside the United States. Our dependence on current and future partners for development and commercialization of our product candidates will subject us to a number of risks, including:

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

All of our product candidates in development require regulatory review and approval prior to commercialization, including review of pre-clinical data, clinical data and inspection of facilities and processes, including those relating to clinical and manufacturing activities. Any delays in the regulatory review or approval of our product candidates in development would delay market launch, increase our cash requirements and result in additional operating losses. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We currently are working to address the issues identified in the Complete Response letter. Our ability to respond completely to these issues may take longer than we currently anticipate. In order to respond to the Complete Response letter, we may need to conduct additional analysis and gather additional data, but we currently do not anticipate having to conduct additional clinical studies. Although we intend to discuss our proposed plan for responding to the Complete Response letter with the FDA at a meeting scheduled for the second quarter of this year, we do not know if the FDA will determine that our proposed plan is acceptable or if the FDA will suggest we modify our plan or recommend additional analysis. Any additional studies, analysis or data required by the FDA may delay our ability to provide a complete response to the Complete Response letter and obtain regulatory approval for LEVADEX. The FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter. Even if we submit what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions both in the United States of America and in international markets, pursuant to currently proposed healthcare reforms or otherwise. Third-party coverage and reimbursement for our products may not be available or adequate in either the United States or international markets, limiting our ability to sell our products on a profitable basis.

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

Even if we obtain U.S. regulatory approval for LEVADEX, the FDA may still impose significant restrictions on its indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-

to-consumer advertising. In addition, the FDA could condition any approval of LEVADEX on our implementation of a post-approval risk management plan. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to provide adequate oversight of the safety of marketed drugs has resulted in the proposal of new legislation addressing drug safety issues. Any new legislation could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for LEVADEX or any other product candidates may include a restriction on the term of its use, such as a black box warning, or it may not include one or more of our intended indications. The FDA historically has required that labeling for products containing DHE include a contraindication for use in women who are, or who may become, pregnant . Although we believe that this contraindication is not applicable to our formulation of DHE, the FDA may disagree and require the LEVADEX labeling to carry this contraindication.

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

Any of these factors could cause the delay of required approvals or commercialization of our products, could prevent us from commercializing our product candidates successfully, could cause the suspension of initiation or completion of clinical trials and regulatory submissions, and could lead to higher product costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. It may take a significant period of time to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. We currently are working to address the issues identified in the Complete Response letter. Our ability to respond completely to these issues may take longer than we currently anticipate. In order to respond to the Complete Response letter, we may need to conduct additional analysis and gather additional data, but we currently do not anticipate having to conduct additional clinical studies. Although we intend to discuss our proposed plan for responding to the Complete Response letter with the FDA at a meeting scheduled for the second quarter of this year, we do not know if the FDA will determine that our proposed plan is acceptable or if the

FDA will suggest we modify our plan or recommend additional analysis. Any additional studies, analysis or data required by the FDA may delay our ability to provide a complete response to the Complete Response letter and obtain regulatory approval for LEVADEX. The FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter. Even if we submit what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA.

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

As March 31, 2012, we had 122 full-time employees. If LEVADEX is approved, we will need to expand our managerial, operational, administrative and other resources in order to commercialize our product candidates, manage and fund our operations and continue our development activities. To support this growth, we intend to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

In Item 4 of this report, management determined that there was a material weakness in our internal control over the evaluation of, and accounting for, a complex multiple element arrangement, in this case timing of recognition of revenue related to an upfront payment from Allergan, which timing had no impact on the Company’s cash position, total assets or operating expenses. As a result, our internal control over financial reporting was not effective as of the end of the period covered by this report. Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Consequently, and pending our remediation of the matters that caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

As a public company, we will continue to incur significant legal, accounting and other expenses to comply with the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the NASDAQ Global Market. In addition, any changes in such regulations will result in increased costs to us as we respond to these requirements. For example, we must use certain required internal controls and disclosure controls and procedures, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we continue to incur substantial accounting expense and expend significant management efforts. In addition, we will continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document.

^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)