Form 10-Q
period 2012-06-30
MAP Pharmaceuticals, Inc.
filed 2012-07-27
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2012, the registrant had outstanding 30,748,261 shares of Common Stock.

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 and as of December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011 and the cumulative period from July 3, 2003 (inception) to June 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the Three and six Months Ended June 30, 2012 and 2011 and the cumulative period from July 3, 2003 (inception) to June 30, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	50

SIGNATURES		52

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$68,419	$98,816
Accounts receivable	229	636
Prepaid expenses and other current assets	743	763

Total current assets	69,391	100,215
Property and equipment, net	6,720	6,786
Other assets	27	27
Restricted investment	310	310

Total assets	$76,448	$107,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,063	$3,860
Accrued liabilities	6,750	6,933
Current portion of deferred revenue	3,512	3,349

Total current liabilities	11,325	14,142
Deferred revenue, less current portion	51,512	53,581
Other liabilities	—	63

Total liabilities	62,837	67,786

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	302	300
Additional paid-in capital	316,947	311,755
Deficit accumulated during the development stage	(303,638)	(272,503)

Total stockholders’ equity	13,611	39,552

Total liabilities and stockholders’ equity	$76,448	$107,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) to June 30,
	2012	2011	2012	2011	2012
Collaboration revenue	$878	$837	$1,906	$1,395	$79,141

Operating expenses:
Research and development	7,773	7,259	18,735	18,827	269,867
Sales, general and administrative	6,399	4,796	14,308	9,639	99,282

Total operating expenses	14,172	12,055	33,043	28,466	369,149

Loss from operations	(13,294)	(11,218)	(31,137)	(27,071)	(290,008)
Interest income	1	22	1	52	6,469
Interest expense	—	(106)	—	(273)	(7,309)
Other income (expense), net	1	—	1	(10)	(773)

Net loss	(13,292)	(11,302)	(31,135)	(27,302)	(291,621)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net loss attributed to common stockholders	$(13,292)	$(11,302)	$(31,135)	$(27,302)	$(305,546)

Net loss per share attributed to common stockholders—basic and diluted	$(0.43)	$(0.37)	$(1.02)	$(0.90)

Weighted average shares outstanding used in calculating net loss per share attributed to common stockholders—basic and diluted	30,698	30,333	30,659	30,272

Total comprehensive loss	$(13,292)	$(11,302)	$(31,135)	$(27,302)	$(305,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Period from July 3, 2003 (Date of Inception) to June 30,
	2012	2011	2012
Cash flows from operating activities:

Net loss	$(31,135)	$(27,302)	$(291,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	919	609	8,247
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	—	55	999
Stock-based compensation	4,321	3,772	29,506
Loss on disposal of equipment and other non-cash items	398	10	2,682
Changes in operating assets and liabilities:
Accounts receivable	407	(384)	(229)
Prepaid expenses and other current assets	20	128	(968)
Other assets	—	3	113
Accounts payable	(2,208)	(263)	918
Accrued liabilities	(185)	(4,116)	6,668
Deferred revenue	(1,906)	58,605	55,024
Other liabilities	(61)	(12)	2

Net cash provided by (used in) operating activities	(29,430)	31,105	(190,254)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,840)	(1,490)	(16,205)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(1,840)	(1,490)	(15,013)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Net proceeds from issuance of common stock through equity plans	873	1,758	7,584
Repayment of debt	—	(3,921)	(32,105)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	—	19,653
Proceeds from issuance of common stock in equity offering, net of issuance costs	—	2	140,820
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	873	(2,161)	273,686

Net increase (decrease) in cash and cash equivalents	(30,397)	27,454	68,419
Cash and cash equivalents at beginning of period	98,816	76,007	—

Cash and cash equivalents at end of period	$68,419	$103,461	$68,419

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$116	$198	$116

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

On March 26, 2012, we received a Complete Response letter, in which the U.S. Food and Drug Administration, or FDA, described the reasons it was unable to approve our New Drug Application, or NDA, and identified issues that we need to address in order to obtain FDA approval of LEVADEX. Specifically, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA also indicated that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Based upon the meeting with the FDA, we are in the process of addressing the issues in the Complete Response letter, and we plan to resubmit to the FDA in the late third quarter/early fourth quarter 2012 timeframe.

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple-Element Arrangements. In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

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

We entered into a Collaboration Agreement with Allergan, Inc. in January 2011 which requires us to provide multiple deliverables, including: a license to commercialize LEVADEX, clinical and regulatory work necessary for FDA approval of the first indication for LEVADEX (acute treatment of migraine in adults), manufacturing process development for LEVADEX, an option to include Canada in the territory in which Allergan can promote LEVADEX, and participation in various committees jointly with Allergan throughout the term of the Collaboration Agreement. These deliverables are non-contingent in nature. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Collaboration Agreement. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various non-contingent deliverables. We have determined that the license delivered by us and other non-contingent deliverables do not have standalone value separate from each other, based on contractual limitations in the Collaboration Agreement that restrict Allergan from using the license for its intended purpose without other non-contingent deliverables from us.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718 Compensation—Stock Compensation, or ASC 718, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. ASC 718 requires companies to estimate the fair value of the stock-based payment awards on the date of grant using an option-pricing model. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

At June 30, 2012, Allergan accounted for 100% of our accounts receivable. For the three and six months ended June 30, 2012 and 2011, Allergan accounted for 100% of our collaboration revenue.

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

The numerator and denominator used in the calculation of basic and diluted net loss per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net loss attributed to common stockholders	$(13,292)	$(11,302)	$(31,135)	$(27,302)

Denominator
Weighted average common shares outstanding	30,698,208	30,333,126	30,658,900	30,272,271

Basic and diluted net loss per share	$(0.43)	$(0.37)	$(1.02)	$(0.90)

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

	June 30,
	2012	2011
Options to purchase common stock	5,065,251	4,391,696
RSUs with time-based vesting	308,898	128,242
Common stock issuable pursuant to the ESPP	61,747	37,297
Warrants to purchase common stock	26,903	26,903
RSUs with performance-based vesting	38,000	81,000

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

Contingent upon FDA approval of LEVADEX for the initial indication (the acute treatment of migraine), the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we have recognized $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2012, compared to $0.8 million and $1.4 million, respectively, for the same periods in 2011. We have recognized $5.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2012. As of June 30, 2012, $55.0 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue through the end date of the non-contingent deliverable in the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $55.0 million of the initial $60.0 million through 2028.

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

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs. Sales, general and administrative expenses for the three and six months ended June 30, 2012 were net of $0.2 million and $0.5 million, respectively, compared to $0.4 million and $0.4 million, respectively, for the same periods of 2011, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements. Sales, general and administrative expenses for the cumulative period from July 3, 2003 (date of inception) to June 30, 2012 were net of $1.9 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

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

We paid $0 for both the three and six months ended June 30, 2012, compared to $0 and $1.0 million, respectively, for the same periods in 2011. We paid $3.6 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2012. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

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

The following is a summary of our cash, cash equivalents and restricted investment as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	Amortized Cost	As of June 30, 2012
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,168	$—	$3,168
Certificates of deposit	310	—	310
Money market funds	65,251	—	65,251

	$68,729	$—	$68,729

Reported as:
Cash and cash equivalents			$68,419
Restricted investment			310

			$68,729

	Amortized Cost	As of December 31, 2011
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,569	$—	$3,569
Certificates of deposit	310	—	310
Money market funds	95,247	—	95,247

	$99,126	$—	$99,126

Reported as:
Cash and cash equivalents			$98,816
Restricted investment			310

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

As of June 30, 2012 and December 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of June 30, 2012	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$310	$—	$310
Money market funds	65,251	—	—	65,251

Total	$65,251	$310	$—	$65,561

As of December 31, 2011	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$310	$—	$310
Money market funds	95,247	—	—	95,247

Total	$95,247	$310	$—	$95,557

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

NOTE 5.	BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Research and development	$2,048	$1,367
Payroll and related expenses	3,965	4,888
Professional services	703	596
Other	34	82

	$6,750	$6,933

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In June 2004, we entered into a lease agreement for laboratory and office facilities in Mountain View, California, or the Lease. The Lease was subsequently amended in August 2006, March 2008 and September 2008. In November 2011, we further amended the Lease, providing for additional square footage in a separate building. The amended lease will expire in June 2013 and contains certain renewal options. Under the Lease, we pay operating costs, including property taxes, insurance and maintenance, in addition to monthly rent. Rent is subject to an annual increase for the duration of the Lease, which we recognize on a straight-line basis.

Rent expense was approximately $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2012, compared to $0.3 million and $0.6 million, respectively, for the same periods in 2011. Rent expense was approximately $7.9 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2012.

As of June 30, 2012, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining six months)	$838
2013	863

Total future minimum lease payments	$1,701

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

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

Restricted Stock Units

In February 2010, the Compensation Committee of our Board of Directors approved awards of RSUs with performance-based vesting from our 2007 Equity Award Plan, or our 2007 Plan, to certain of our employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs over the expected vesting period and we adjust it periodically for any changes to our probability assessment of the number of RSUs expected to vest as a result of our achievement of the performance goals. We make a quarterly probability assessment as to whether the performance goals will be achieved. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

Beginning in 2011, the Compensation Committee of our Board of Directors has approved awards of RSUs with time-based vesting from our 2007 Plan to certain of our employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

For RSUs that vest, we withhold a number of shares of common stock equal in value to the amount of the minimum statutory tax withholding obligations that arise due to such vesting, and issue shares of common stock for the remainder of the vested amount. The settlement of vested RSUs on a net share basis results in fewer shares issued by us.

For the six months ended June 30, 2012, activity for RSUs under our 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding at December 31, 2011	202,143	$15.88
RSUs granted	192,911	$14.09
RSUs vested	(31,857)	$16.04
RSUs forfeited	(16,299)	$15.11

Unvested RSUs outstanding at June 30, 2012	346,898	$14.90

Stock Options

For the six months ended June 30, 2012, stock option activity under our 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2011	4,378,053	$10.86
Options granted	898,250	$14.21
Options exercised	(91,062)	$6.13
Options forfeited	(91,583)	$14.85
Options expired	(28,407)	$14.84

Balances, at June 30, 2012	5,065,251	$11.44

As of June 30, 2012, we had 2,154,317 shares of common stock available for grant under our 2007 Plan.

Warrants

We issued warrants to purchase 73,989 shares of common stock to selected lenders in connection with an earlier working capital loan which was fully paid in May 2008 and an equipment loan which was fully paid in September 2009. The warrants are exercisable at a price of $7.43 per share and expire in September 2013. In October 2009 and March 2010, warrants to purchase 22,418 shares and 24,668 shares were exercised, respectively, resulting in a net issuance of 5,817 shares and 12,295 shares, respectively. As of June 30, 2012, warrants to purchase the remaining 26,903 shares of common stock were outstanding.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, RSUs and shares purchased under the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$891	$693	$1,911	$1,697
Sales, general and administrative	1,138	954	2,410	2,075

	$2,029	$1,647	$4,321	$3,772

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.8% - 0.9%	1.6% - 2.2%	0.8% - 0.9%	1.6% - 2.2%
Expected volatility	97%	69%	94% - 97%	69% - 70%
Expected term (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under the ESPP for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.05% - 0.1%	0.1% - 0.2%	0.05% - 0.1%	0.1% - 0.2%
Expected volatility	49% - 52%	30% - 38%	49% - 52%	30% - 38%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

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

Forfeitures: Forfeitures are determined based on when awards are ultimately expected to vest. ASC 718 Compensation—Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of June 30, 2012, there were unrecognized compensation costs of approximately $9.4 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the process and timing for responding to the FDA’s Complete Response letter with respect to our LEVADEX product candidate, our belief that no new studies will need to be conducted for inclusion in the resubmission, our belief that the observations cited by the FDA during an inspection of our third-party manufacturer will be addressed in conjunction with our resubmission, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current focus is to advance our lead product candidate, LEVADEX, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential acute treatment of migraine. We are in the development stage and since our inception we have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel. We completed clinical development for LEVADEX in 2010 and in May 2011 we submitted our New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA. The FDA reviewed our NDA and on March 26, 2012, we received a Complete Response letter in which the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it has not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Although we expect that we may have additional communication with the FDA prior to our resubmission, based upon the meeting with the FDA, we do not believe that we will need to conduct any new studies to provide a complete response to the Complete Response letter in our resubmission.

The CMC issues the FDA identified in the Complete Response letter are focused on commercial product specifications and justification of process controls to reflect the product specifications. We believe we have all the data necessary to respond and confirmed with FDA our approach to address these issues at our End-of-Review meeting. In addition, the FDA agreed with our proposal to include recently completed 24 month stability data on LEVADEX in the resubmission. The FDA also provided clarity on the steps necessary for our third party manufacturer to address observations related to the implementation and documentation of manufacturing process controls cited during a facility inspection. The third party manufacturer has provided responses to the FDA, and we believe the observations cited by the FDA either have been resolved or will be addressed in conjunction with our resubmission. With respect to inhaler usability information, the FDA has requested that the company provide information on patient experience related to inhaler usability from the existing clinical data set to augment the information previously provided. We believe we have the data necessary to provide this additional information.

We plan to file our resubmission with the FDA in the late third quarter/early fourth quarter 2012 timeframe; however, our ability to respond completely to the issues raised in the Complete Response letter may take longer than we currently anticipate, particularly if we are required by the FDA to perform any additional studies. The FDA will determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline after the resubmission has been accepted for filing. The FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter.

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

Allergan Collaboration

In January 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) and a Co-Promotion Agreement (the “Co-Promotion Agreement,” and together with the Collaboration Agreement, the “Allergan Agreements”) with Allergan, Inc., Allergan USA, Inc. and Allergan Sales, LLC (collectively, “Allergan”). Pursuant to the terms of the Allergan Agreements, we have granted Allergan a co-exclusive license (the “Allergan License”) to market and co-promote LEVADEX, our proprietary novel migraine therapy for delivery by inhalation, to neurologists and pain specialists in the United States in collaboration with us.

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

Contingent upon FDA approval of LEVADEX for the initial indication (the acute treatment of migraine), the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we have recognized $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2012, compared to $0.8 million and $1.4 million, respectively, for the same periods in 2011. We have recognized $5.0 million for the cumulative period from July 3, 2003 (date of inception) to June 30, 2012. As of June 30, 2012, $55.0 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue through the end date of the non-contingent deliverable in the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $55.0 million of the initial $60.0 million through 2028.

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

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs. Sales, general and administrative expenses for the three and six months ended June 30, 2012 were net of $0.2 million and $0.5 million, respectively, compared to $0.4 million and $0.4 million, respectively, for the same periods of 2011, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements. Sales, general and administrative expenses for the cumulative period from July 3, 2003 (date of inception) to June 30, 2012 were net of $1.9 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition—Multiple-Element Arrangements. In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

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

We entered into a Collaboration Agreement with Allergan, Inc. in January 2011 which requires us to provide multiple deliverables, including: a license to commercialize LEVADEX, clinical and regulatory work necessary for FDA approval of the first indication for LEVADEX (acute treatment of migraine in adults), manufacturing process development for LEVADEX, an option to include Canada in the territory in which Allergan can promote LEVADEX and participation in various committees jointly with Allergan throughout the term of the Collaboration Agreement. These deliverables are non-contingent in nature. We received an upfront cash payment of $60.0 million from Allergan upon execution of the Collaboration Agreement. In accordance with ASU 2009-13, we evaluated whether there is standalone value for each of the various non-contingent deliverables. We have determined that the license delivered by us and other non-contingent deliverables do not have standalone value separate from each other, based on contractual limitations in the Collaboration Agreement that restrict Allergan from using the license for its intended purpose without other non-contingent deliverables from us.

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

There have been no other significant changes in critical accounting policies during the six months ended June 30, 2012, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Overview

Collaboration Revenue

Collaboration revenue, which is earned under agreements with third parties for various activities, may include nonrefundable license fees, cost reimbursements and contingent milestone payments.

Through June 30, 2012, we had recorded approximately $79.1 million in collaboration revenue since our inception in 2003.

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

Conducting a significant amount of research and development is central to our business model. Through June 30, 2012, we had incurred approximately $269.9 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of and pursue additional indications for our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our LEVADEX program, our Unit Dose Budesonide, or UDB, program, which has been suspended, and other earlier stage projects for the three and six months ended June 30, 2012 and 2011, respectively. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 3, 2003 (Inception) through June 30,
	2012	2011	2012	2011	2012
Our product candidates:
LEVADEX	74%	86%	80%	91%	63%
UDB (suspended)	—	—	—	—	27%
Other projects	26%	14%	20%	9%	10%

Total	100%	100%	100%	100%	100%

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

Through June 30, 2012, we incurred approximately $99.3 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

The change in collaboration revenue as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Collaboration revenue	$878	$837	$41	5%	$1,906	$1,395	$511	37%

The collaboration revenue was due to the Allergan Agreements which were effective in January 2011. In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we recognized $0.9 million and $1.9 million, respectively, as collaboration revenue for the three and six months ended June 30, 2012, compared to $0.8 million and $1.4 million, respectively, for the same periods in 2011. As of June 30, 2012, $55.0 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue over the estimated obligation period.

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

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Research and development expenses	$7,773	$7,259	$514	7%	$18,735	$18,827	$(92)	(1)%

For the three months ended June 30, 2012 compared to the same period in 2011, the increase in research and development expenses was due primarily to an increase of $0.7 million in expenses related to early stage research projects, partially offset by a decrease of $0.2 million in expenses related to the LEVADEX program.

For the six months ended June 30, 2012 compared to the same period in 2011, the decrease in research and development expenses was due primarily to a decrease of $1.9 million in expenses related to the LEVADEX program, partially offset by an increase of $1.3 million in expenses related to early stage research projects and an increase of $0.5 million in personnel related expenses including stock-based compensation.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Sales, general and administrative expenses	$6,399	$4,796	$1,603	33%	$14,308	$9,639	$4,669	48%

For the three months ended June 30, 2012 compared to the same period in 2011, the increase in sales, general and administrative expenses was due primarily to an increase of $1.2 million in personnel related expenses primarily within sales and marketing, including stock-based compensation, and an increase of $0.4 million in other administrative expenses, partially offset by a decrease of $0.2 million in professional services.

For the six months ended June 30, 2012 compared to the same period in 2011, the increase in sales, general and administrative expenses was due primarily to an increase of $2.7 million in personnel related expenses primarily within sales and marketing, including stock-based compensation, an increase of $1.0 million in professional services, including activities in preparation for a potential launch of LEVADEX, and an increase of $0.8 million in other administrative expenses.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Interest income	$1	$22	$(21)	*	$1	$52	$(51)	*

*	Percentage is not meaningful.

For the three and six months ended June 30, 2012 compared to the same periods in 2011, the decrease in interest income was due primarily to a decrease in interest rates related to our investments and a lower average cash and cash equivalents balance. We expect our interest income to fluctuate in the future due to changes in market interest rates and average cash, cash equivalents balances.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Interest expense	$—	$106	$(106)	*	$—	$273	$(273)	*

*	Percentage is not meaningful.

In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan. We repaid the 2008 Working Capital Loan in full in October 2011.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of June 30, 2012 we had an accumulated deficit of $303.6 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Collaboration

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca AB;

•	In February 2011, we received a $60.0 million upfront payment pursuant to the Allergan Agreements;

•	In August 2011, we received a $20.0 million milestone payment from Allergan upon the FDA’s acceptance for filing of our LEVADEX NDA; and

•	As of June 30, 2012, we have received cash of $1.7 million from Allergan as cost reimbursements under cost-sharing provisions in the Allergan Agreements.

As of June 30, 2012, we had approximately $68.4 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(29,430)	$31,105
Investing activities	(1,840)	(1,490)
Financing activities	873	(2,161)

Net cash provided by (used in) operating activities. We used $29.4 million of cash for operating activities for the six months ended June 30, 2012 compared to receiving cash of $31.1 million from the corresponding period in 2011. The cash used for operating activities for the six months ended June 30, 2012 was due primarily to net loss of $31.1 million and a decrease in accounts payable of $2.2 million resulting from payments to certain vendors, partially offset by stock-based compensation of $4.3 million. The cash provided by operating activities for the six months ended June 30, 2011 was due primarily to a $60.0 million nonrefundable upfront cash payment we received from Allergan in February 2011, which resulted in an increase in deferred revenue of $58.6 million, partially offset by a net loss of $27.3 million and a decrease in accrued liabilities of $4.1 million as a result of the payment of expenses related to the LEVADEX Phase 3 clinical program.

Net cash used in investing activities. We used $1.8 million and $1.5 million of cash for investing activities for the six months ended June 30, 2012 and 2011, respectively. The usage of cash for both the six months ended June 30, 2012 and 2011 were due primarily to purchase of property and equipment.

Net cash provided by (used in) financing activities. We received $0.9 million of cash from financing activities for the six months ended June 30, 2012, compared to cash usage of $2.2 million for the corresponding period in 2011. The receipt of cash of $0.9 million from financing activities for the six months ended June 30, 2012 was due primarily to the net proceeds from the issuance of common stock through equity plans. The usage of cash of $2.2 million for the six months ended June 30, 2011 was due primarily to the repayment of $3.9 million of outstanding debt in the six months ended June 30, 2011, partially offset by the proceeds from the issuance of common stock through equity plans of $1.8 million.

Equity Line of Credit

On November 11, 2009, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Azimuth, which provides us with what is sometimes termed an equity line of credit arrangement. Upon the terms and subject to the conditions set forth in the Purchase Agreement, Azimuth is committed to purchase up to $60.0 million worth of shares of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than such number of shares of common stock which is equal to one share less than 20% of our outstanding shares of common stock on the effective date of the Purchase Agreement. From time to time over the term of the Purchase Agreement, and at our sole discretion, pursuant to an effective registration statement covering the shares, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over ten consecutive trading days or such other period mutually agreed upon by Azimuth and us, with each draw down subject to limitations based on the price of our common stock and a maximum limit of 2.5% of our market capitalization at the time of such draw down, or such other limit of our market capitalization as mutually agreed upon by Azimuth and us.

In January 2010 we accessed our equity line of credit and sold 1,527,695 shares of common stock at a price of approximately $13.70 per share less a discount of approximately 4.5% per share for a net price of approximately $13.09 per share. The total purchase price for all these shares was $20.0 million or approximately $19.7 million after deducting offering expenses.

On November 29, 2011, we amended the Purchase Agreement to extend the term by up to 24 months past the original expiration date of December 1, 2011. As of June 30, 2012, the remaining aggregate dollar value of shares available for sale under the Purchase Agreement was $40.0 million.

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

Contingent upon FDA approval of LEVADEX for the initial indication (the acute treatment of migraine), the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

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

•

the length of time it takes us to complete our response to the FDA’s Complete Response letter of March 26, 2012, including if we have to make changes to our manufacturing processes or controls, conduct additional studies or provide additional information with respect to LEVADEX;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, management disclosed a material weakness in internal controls over financial reporting in that we had not maintained effective controls over complex multiple element revenue arrangements. Specifically, effective controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were not designed and in place with regard to the evaluation of, and accounting for, complex multiple element revenue arrangements. As a result of such material weakness, we also concluded that our disclosure controls and procedures were not effective as of December 31, 2011 and as of March 31, 2012.

Subsequent to the identification of the material weakness related to the evaluation of, and accounting for, complex multiple element revenue arrangements, we have enhanced our accounting and financial reporting controls for complex multiple element revenue arrangements, including the application of the provisions of Accounting Standard Codification Topic 605-25 Revenue Recognition — Multiple-Element Arrangements to any future agreements that include complex multiple elements. These improvements included:

•	Enhancing our review process for the terms and condition of a complex agreement by requiring additional review from senior personnel in non-finance areas; and

•	Increasing consideration of alternative accounting treatment and application.

Based on these enhancements, we have concluded that this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting related to remediation efforts described above during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 1A.	RISK FACTORS

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012 (the “2011 Annual Report”). You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Financial Position and Need for Additional Capital

We have a history of net losses. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. As a result, we may continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses in each year since our inception, including net losses of approximately $32.9 million, $54.7 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have also incurred a net loss of $31.1 million for the six months ended June 30, 2012. As of June 30, 2012, we had a deficit accumulated during the development stage of approximately $303.6 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we continue to pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. On March 26, 2012, we received a Complete Response letter in which the FDA described the reasons it was unable to approve our NDA and identified issues that we need to address in order to obtain FDA approval of LEVADEX. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Although we expect that we may have additional communication with the FDA prior to our resubmission, based upon the meeting with the FDA, we do not believe that we will need to conduct any new studies to provide a complete response to the Complete Response letter in our resubmission. Our ability to respond completely to these issues may take longer than we currently anticipate, particularly if we are required by the FDA to perform any additional studies. If it does take longer to address these issues than we currently anticipate or if we are ultimately required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

•

any delays in our ability to submit a complete response to FDA’s Complete Response letter, or delays in regulatory review and approval of our LEVADEX product candidate or future product candidates, including any requirements to perform additional preclinical or clinical trials;

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials, and establishing manufacturing capabilities and an effective sales and marketing infrastructure, is expensive. While we have completed our clinical development program for LEVADEX for the acute treatment of migraine in adults, we expect to have continued expenses in connection with our ongoing activities, particularly as we seek to obtain approval of our NDA for LEVADEX, our most advanced product candidate, for the acute treatment of migraine in adults. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Although we expect that we may have additional communication with the FDA prior to our resubmission, based upon the meeting with the FDA, we do not believe that we will need to conduct any new studies to provide a complete response to the Complete Response letter in our resubmission.

We plan to file our resubmission with the FDA in the late third quarter/early fourth quarter 2012 timeframe; however, our ability to completely respond to the issues raised by the FDA in the Complete Response letter may take longer than we currently anticipate, particularly if we are required by the FDA to perform any additional studies. In addition, the FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter, and the FDA will not determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline until after the resubmission has been accepted for filing. Even if we submit what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If it does take longer than we currently anticipate to file our resubmission, or if any additional studies, analysis or data are required by the FDA, whether before or after our resubmission, it would require additional time and resources and may further delay our ability to obtain regulatory approval for LEVADEX, and our expenses will increase beyond expectations.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and our Unit Dose Budesonide, or UDB, product candidate. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca AB, or the AstraZeneca Agreement, related to our UDB product candidate. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. We are now largely dependent on the success of one product candidate, LEVADEX, for which we have completed a Phase 3 clinical development program for the acute treatment of migraine in adults. Our ability to generate product revenue is dependent on the successful regulatory approval and commercialization of this product candidate. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Although we expect that we may have additional communication with the FDA prior to our resubmission, based upon the meeting with the FDA, we do not believe that we will need to conduct any new studies to provide a complete response to the Complete Response letter in our resubmission.

We plan to file our resubmission with the FDA in the late third quarter/early fourth quarter 2012 timeframe; however, our ability to completely respond to the issues raised by the FDA in the Complete Response letter may take longer than we currently anticipate, particularly if we are required by the FDA to perform any additional studies. In addition, the FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter, and the FDA will not determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline until after the resubmission has been accepted for filing. Even if we submit what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If it does take longer than we currently anticipate to file our resubmission, or if any additional studies, analysis or data are required by the FDA, whether before or after our resubmission, it would require additional time and resources and may further delay our ability to obtain regulatory approval for LEVADEX, and our expenses will increase beyond expectations.

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

All of our product candidates in development require regulatory review and approval prior to commercialization, including review of pre-clinical data, clinical data and inspection of facilities and processes, including those relating to clinical and manufacturing activities. Any delays in the regulatory review or approval of our product candidates in development would delay market launch, increase our cash requirements and result in additional operating losses. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Although we expect that we may have additional communication with the FDA prior to our resubmission, based upon the meeting with the FDA, we do not believe that we will need to conduct any new studies to provide a complete response to the Complete Response letter in our resubmission.

We plan to file our resubmission with the FDA in the late third quarter/early fourth quarter 2012 timeframe; however, our ability to completely respond to the issues raised by the FDA in the Complete Response letter may take longer than we currently anticipate, particularly if we are required by the FDA to perform any additional studies. In addition, the FDA will not review our NDA for LEVADEX until we provide a complete response to the Complete Response letter, and the FDA will not determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline until after the resubmission has been accepted for filing. Even if we submit what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If it does take longer than we currently anticipate to file our resubmission, or if any additional studies, analysis or data are required by the FDA, whether before or after our resubmission, it would require additional time and resources and may further delay our ability to obtain regulatory approval for LEVADEX, and our expenses will increase beyond expectations.

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

We may not be able to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which could result in additional costly trials and would delay obtaining marketing approval for LEVADEX.

We submitted our NDA for LEVADEX under Section 505(b)(2) of the FFDCA. Section 505(b)(2) allows the NDA we submitted to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds. We may not be able to receive FDA marketing approval of this product candidate under Section 505(b)(2). If we are unable to rely on this Section, we would likely have to conduct additional clinical trials, and we would be delayed in obtaining, or may not be able to obtain, marketing approval for this product candidate.

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

We plan to market or co-promote our products where appropriate and build our own specialized sales force in the United States. We have entered into a collaboration with Allergan pursuant to which we will co-promote LEVADEX to neurologists and pain specialists in the United States, following potential FDA approval of LEVADEX. We currently do not have significant internal sales, distribution and marketing capabilities. The development of a sales and marketing infrastructure for our domestic operations will require substantial resources and additional personnel with sales, distribution and marketing experience whom we do not currently employ, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. Many of these costs are being incurred in advance of notice to us that any of our product candidates has been approved. For example, in order to commercialize LEVADEX, we will need to hire, train and deploy a specialized sales force and establish marketing capabilities in the United States directed at high prescribers, including specialists such as neurologists and pain specialists. We may not be able to hire a specialized sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target, including neurology. If we are unable to establish our specialized sales force and marketing capability for our most advanced product candidate, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

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

Any of these factors could cause the delay of required approvals or commercialization of our products, could prevent us from commercializing our product candidates successfully, could cause the suspension of initiation or completion of clinical trials and regulatory submissions, and could lead to higher product costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. It may take a significant period of time to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. We continue to work to address the issues identified in the Complete Response letter and recently completed an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. Based upon the meeting with the FDA, we are in the process of addressing the issues in the Complete Response letter, and we are working closely with our third party manufacturer to ensure that the third party manufacturer has and will continue to provide complete and timely responses to the FDA; however, we are dependent on the third-party manufacturer to do so.

The FDA may not agree that we and our third-party manufacturer have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis, or request that we make changes to our manufacturing processes or controls.

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

We intend to rely on third-party service providers to perform a variety of functions related to the sale and distribution of LEVADEX, key aspects of which are out of our direct control. The services provided by these third parties include warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection. As a result, most of our inventory will be stored at a single warehouse maintained by one such service provider. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or if our products encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we have engaged, or will engage, third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding LEVADEX and related services. If the quality or accuracy of the data maintained or services performed by these third parties is insufficient, we could be subject to regulatory sanctions.

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and commercialize certain of our product candidates.

We may not be able to establish or maintain collaborations around our product candidates, which may adversely affect our ability to develop and commercialize our product candidates. We have entered into a collaboration agreement and co-promotion agreement with Allergan pursuant to which Allergan will co-promote LEVADEX to neurologists and pain specialists in the United States, following potential FDA product approval, and will share expenses relating to the commercialization of LEVADEX. Under certain circumstances, Allergan has the right to terminate these agreements. If Allergan terminates our agreement, we would not receive milestones due after the termination date, and we would be responsible for commercialization expenses previously shared with Allergan. Also in the event of a termination by Allergan, we may have difficulty commercializing LEVADEX to neurologists and pain specialists, as we have no experience marketing pharmaceutical products on our own. In July 2009, we received a notice of termination of our AstraZeneca Agreement related to our UDB product candidate. Our AstraZeneca Agreement provided that AstraZeneca could terminate the agreement in the event that the primary endpoints of our Phase 3 clinical trial of UDB were not met. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. In addition, our earlier stage product portfolio includes next generation budesonide, MAP0005 for the potential treatment of asthma and COPD and MAP0001 for the potential treatment of diabetes. We have no current intention to further develop any of these earlier stage product candidates independently. Developing pharmaceutical products, conducting clinical trials, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we may establish partnerships for further development and commercialization of these product candidates. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements, if any. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may not be successful. If we seek partners to help develop next generation budesonide, MAP0005 and MAP0001, but are unable to reach agreements with suitable partners, we may fail to commercialize such products.

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

As June 30, 2012, we had 124 full-time employees. If LEVADEX is approved, we will need to expand our managerial, operational, administrative and other resources in order to commercialize our product candidates, manage and fund our operations and continue our development activities. To support this growth, we intend to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our management’s determination that there was a material weakness in our internal control over financial reporting and our disclosure controls and procedures, or any determination in the future that there are other deficiencies or weaknesses in our controls, could have a material adverse impact on our reported financial results or the price of our security.

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

As discussed in item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, our management determined that there was a material weakness in our internal controls over financial reporting in that we had not maintained effective controls over complex multiple element revenue arrangements. Specifically, effective controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were not designed and in place with regard to the evaluation of, and accounting for, a complex multiple element arrangement (in this case timing of recognition of revenue related to an upfront payment from Allergan, which timing had no impact on the company’s cash position, total assets or operating expenses). Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of December 31, 2011, or as of March 31, 2012. As discussed in Item 4 of this report, subsequent to the identification of the material weakness we have enhanced our accounting and financial reporting controls for complex multiple element revenue arrangements, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer conclude that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012. If, however, we have not adequately remediated the matters that caused the control deficiencies underlying the material weaknesses, or if we have any additional material weaknesses in our controls in the future, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

Risks Relating to Owning Our Common Stock

Our share price may be volatile which may cause the value of our common stock to decline and subject us to securities class action litigation.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial conditions and operating results;

•	the timing of the resubmission of our NDA;

•	regulatory actions with respect to our products or our competitors’ products;

•	actions and decisions by our collaborators or partners;

•	status and/or results of our clinical trials;

•	results of clinical trials of our competitors’ products;

•	our growth rate and actual or anticipated changes in our growth rate relative to our competitors;

•	rate of prescription growth for LEVADEX, if approved, and how that growth compares to analyst expectations;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products, new products or generics that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1-A (File No. 333-143823), filed on September 20, 2007, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2012

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)