Form 10-Q
period 2012-09-30
MAP Pharmaceuticals, Inc.
filed 2012-11-06
CIK 1401923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, the registrant had outstanding 35,287,096 shares of Common Stock.

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 and as of December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 and the cumulative period from July 3, 2003 (inception) to September 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the cumulative period from July 3, 2003 (inception) to September 30, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	50

SIGNATURES		51

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$114,218	$98,816
Accounts receivable	448	636
Prepaid expenses and other current assets	579	763

Total current assets	115,245	100,215
Property and equipment, net	6,488	6,786
Other assets	27	27
Restricted investment	310	310

Total assets	$122,070	$107,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461	$3,860
Accrued liabilities	7,447	6,933
Current portion of deferred revenue	3,512	3,349

Total current liabilities	12,420	14,142
Deferred revenue, less current portion	50,634	53,581
Other liabilities	—	63

Total liabilities	63,054	67,786

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	347	300
Additional paid-in capital	374,929	311,755
Deficit accumulated during the development stage	(316,260)	(272,503)

Total stockholders’ equity	59,016	39,552

Total liabilities and stockholders’ equity	$122,070	$107,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) to
	2012	2011	2012	2011	September 30, 2012
Collaboration revenue	$878	$20,837	$2,784	$22,232	$80,019

Operating expenses:
Research and development	7,855	6,725	26,590	25,552	277,722
Sales, general and administrative	5,642	5,890	19,950	15,529	104,924

Total operating expenses	13,497	12,615	46,540	41,081	382,646

Income (loss) from operations	(12,619)	8,222	(43,756)	(18,849)	(302,627)
Interest income	—	6	1	58	6,469
Interest expense	—	(43)	—	(316)	(7,309)
Other expense, net	(3)	(2)	(2)	(12)	(776)

Net income (loss)	(12,622)	8,183	(43,757)	(19,119)	(304,243)

Cumulative stock dividend attributed to preferred stockholders	—	—	—	—	(13,925)

Net income (loss) attributed to common stockholders	$(12,622)	$8,183	$(43,757)	$(19,119)	$(318,168)

Net income (loss) per share attributed to common stockholders
Basic	$(0.38)	$0.27	$(1.39)	$(0.63)

Diluted	$(0.38)	$0.26	$(1.39)	$(0.63)

Weighted average shares outstanding used in calculating net income (loss) per share attributed to common stockholders
Basic	33,369	30,440	31,569	30,329

Diluted	33,369	31,611	31,569	30,329

Total comprehensive income (loss)	$(12,622)	$8,183	$(43,757)	$(19,119)	$(304,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAP PHARMACEUTICALS, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from July 3, 2003 (Date of Inception) to September 30, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$(43,757)	$(19,119)	$(304,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,378	1,030	8,706
Accretion of investment discounts, net	—	—	(1,595)
Accretion of debt payment premium	—	64	999
Stock-based compensation	6,286	5,484	31,471
Loss on disposal of equipment and other non-cash items	177	11	2,461
Changes in operating assets and liabilities:
Accounts receivable	188	(240)	(448)
Prepaid expenses and other current assets	184	(31)	(804)
Other assets	—	3	113
Accounts payable	(1,879)	424	1,247
Accrued liabilities	233	(3,355)	7,086
Deferred revenue	(2,784)	57,767	54,146
Other liabilities	(55)	(33)	8

Net cash provided by (used in) operating activities	(40,029)	42,005	(200,853)

Cash flows from investing activities:
Purchase of intangible assets and in-process research and development	—	—	(412)
Purchase of property and equipment	(1,827)	(2,001)	(16,192)
Purchase of short-term investments	—	—	(169,497)
Sales and maturities of short-term investments	—	—	171,411
Purchase of restricted investment	—	—	(310)

Net cash used in investing activities	(1,827)	(2,001)	(15,000)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,300
Proceeds from issuance of debt	—	—	31,006
Net proceeds from issuance of common stock through equity plans	1,128	1,786	7,839
Repayment of debt	—	(5,955)	(32,105)
Proceeds from issuance of common stock resulting from drawdown of equity line of credit, net of issuance costs	—	—	19,653
Proceeds from issuance of common stock in equity offering, net of issuance costs	56,130	2	196,950
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	102,428

Net cash provided by (used in) financing activities	57,258	(4,167)	330,071

Net increase in cash and cash equivalents	15,402	35,837	114,218
Cash and cash equivalents at beginning of period	98,816	76,007	—

Cash and cash equivalents at end of period	$114,218	$111,844	$114,218

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment through accounts payable	$135	$112	$135
Deferred offering cost in accrued liability	$273	$—	$273

Deferred offering cost in accounts payable	$50	$—	$50

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

We have incurred losses and negative cash flow since our inception in July 2003. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for the next several years. We will need substantial additional capital in the future in connection with the development and potential commercialization of LEVADEX and to fund the development and potential commercialization of any future product candidates. Prior to achieving profitable operations, we intend to continue to fund operations through public or private financings, strategic partnerships or other arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current programs and other expenses.

In May 2011 we submitted our New Drug Application, or NDA, for LEVADEX to the U.S. Food and Drug Administration, or FDA. The FDA reviewed our NDA and on March 26, 2012, we received a Complete Response letter, in which the FDA described the reasons it was unable to approve our NDA and identified issues that we need to address in order to obtain approval of LEVADEX. Specifically, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers needed to be resolved to the FDA’s satisfaction. The FDA also indicated that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We have worked to address the issues identified in the Complete Response letter. We resubmitted the NDA for LEVADEX in October 2012.

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

Reclassifications

Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to current period presentation. Such reclassification did not impact our net income (loss) or financial position.

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

On January 1, 2011, we adopted ASU 2009-13 on a prospective basis. The new accounting standard for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have any impact to total revenue and deferred revenue for that fiscal year as we did not have any collaboration revenue in fiscal 2010 or any deferred revenue as of December 31, 2010. The new accounting guidance for revenue recognition has not had a significant effect on total net revenue in periods after initial adoption, although the impact on the timing of revenue will vary depending on the evaluation of the elements of any new arrangements.

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

Milestone payments relating to contingent deliverables, such as the acceptance for filing by the FDA of our NDA for LEVADEX, are recognized as revenue in their entirety upon our achievement of a substantive milestone and when the respective revenue recognition criteria are met. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

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

At September 30, 2012, our collaboration with Allergan accounted for 100% of our accounts receivable. For the three and nine months ended September 30, 2012 and 2011, our collaboration with Allergan accounted for 100% of our collaboration revenue.

We do not own or operate manufacturing facilities for clinical or commercial manufacture of our product candidates. We rely on our contract manufacturers for items such as drug substance and drug packaging, including the components of the TEMPO inhaler, the device used to administer certain of our drug candidates, including LEVADEX. If our contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. It may take a significant period of time to establish an alternative source of supply for our product candidates.

Our product candidates require approval from the FDA or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that our product candidates will receive any of these required approvals. If we are denied such approvals or such approvals are delayed, our results of operations, financial position and future cash flows may be materially adversely affected.

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

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributed to common stockholders	$(12,622)	$8,183	$(43,757)	$(19,119)
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	33,369	30,440	31,569	30,329

Basic income (loss) per common share	$(0.38)	$0.27	$(1.39)	$(0.63)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	33,369	30,440	31,569	30,329
Add: Weighted average stock options	—	1,158	—	—
Add: Weighted average warrants	—	13	—	—
Add: Weighted average ESPP	—	—	—	—
Add: Weighted average RSUs with time-based vesting	—	—	—	—

Weighted average common shares used in computing diluted net income (loss) per common share	33,369	31,611	31,569	30,329

Diluted income (loss) per common share	$(0.38)	$0.26	$(1.39)	$(0.63)

The following outstanding common stock options, RSUs with time-based vesting, common stock issuable pursuant to our ESPP and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. The RSUs with performance-based vesting were also excluded from the computation of diluted net loss per share because they were contingently issuable shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	4,980	1,570	4,980	4,386
RSUs with time-based vesting	293	142	293	156
Common stock issuable pursuant to the ESPP	54	—	54	35
Warrants to purchase common stock	27	—	27	27
RSUs with performance-based vesting	35	39	35	39

New Accounting Standard Adopted

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

Contingent upon FDA approval of LEVADEX for the initial indication (the acute treatment of migraine), the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX in such additional indications under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we have recognized $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2012, compared to $0.8 million and $2.2 million, respectively, for the same periods in 2011. We have recognized $5.9 million of the $60.0 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2012. As of September 30, 2012, $54.1 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue through the end date of the non-contingent deliverable in the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $54.1 million of the initial $60.0 million through 2028.

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

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs. Sales, general and administrative expenses for the three and nine months ended September 30, 2012 were net of $0.5 million and $1.1 million, respectively, compared to $0.2 million and $0.7 million, respectively, for the same periods of 2011, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements. Sales, general and administrative expenses for the cumulative period from July 3, 2003 (date of inception) to September 30, 2012 were net of $2.4 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

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

We paid $0 for both the three and nine months ended September 30, 2012, compared to $0 and $1.0 million, respectively, for the same periods in 2011. We paid $3.6 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2012. Either party may terminate the Nektar Agreement upon a material, uncured default of the other party. We may terminate the Nektar Agreement, with or without cause, at any time upon six months’ prior written notice.

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

The following is a summary of our cash, cash equivalents and restricted investment as of September 30, 2012 and December 31, 2011, respectively (in thousands):

		As of September 30, 2012
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Cash	$2,967	$—	$2,967
Certificates of deposit	310	—	310
Money market funds	111,251	—	111,251

	$114,528	$—	$114,528

Reported as:
Cash and cash equivalents			$114,218
Restricted investment			310

			$114,528

	Amortized Cost	As of December 31, 2011
		Unrealized Gain (Loss)	Estimated Fair Value
Cash	$3,569	$—	$3,569
Certificates of deposit	310	—	310
Money market funds	95,247	—	95,247

	$99,126	$—	$99,126

Reported as:
Cash and cash equivalents			$98,816
Restricted investment			310

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

As of September 30, 2012 and December 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows, respectively (in thousands):

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	111,251	—	—	111,251

Total	$111,251	$310	$—	$111,561

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$310	$—	$310
Money market funds	95,247	—	—	95,247

Total	$95,247	$310	$—	$95,557

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

NOTE 5. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Research and development	$2,267	$1,367
Payroll and related expenses	4,473	4,888
Professional services	647	596
Other	60	82

	$7,447	$6,933

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

Rent expense was approximately $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2012, compared to $0.3 million and $0.9 million, respectively, for the same periods in 2011. Rent expense was approximately $8.3 million for the cumulative period from July 3, 2003 (date of inception) to September 30, 2012.

As of September 30, 2012, future minimum lease payments are as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining three months)	$419
2013	863

Total future minimum lease payments	$1,282

In accordance with the terms of the Lease, we are obligated to maintain an irrevocable letter of credit from a bank as a security deposit. As collateral for the letter of credit, we are required to maintain a bank deposit account of $0.3 million, which is shown as a restricted investment on our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Equity Offering

In August 2012, we completed an equity offering in which we sold and issued 4,462,686 shares of our common stock at an offering price of $13.40 per share. We raised a total of $59.8 million in gross proceeds, or approximately $55.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

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

For the nine months ended September 30, 2012, activity for RSUs under our 2007 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2011	202,143	$15.88
RSUs granted	192,911	$14.09
RSUs vested	(37,680)	$15.87
RSUs forfeited	(29,558)	$15.22

Unvested RSUs outstanding at September 30, 2012	327,816	$14.89

Stock Options

For the nine months ended September 30, 2012, stock option activity under our 2007 Plan, was as follows:

	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2011	4,378,053	$10.86
Options granted	914,750	$14.21
Options exercised	(122,622)	$6.91
Options forfeited	(150,332)	$14.11
Options expired	(39,653)	$15.21

Balances, at September 30, 2012	4,980,196	$11.44

As of September 30, 2012, we had 2,221,071 shares of common stock available for grant under our 2007 Plan.

Warrants

We issued warrants to purchase 73,989 shares of common stock to selected lenders in connection with an earlier working capital loan which was fully paid in May 2008 and an equipment loan which was fully paid in September 2009. The warrants are exercisable at a price of $7.43 per share and expire in September 2013. In October 2009 and March 2010, warrants to purchase 22,418 shares and 24,668 shares were exercised, respectively, resulting in a net issuance of 5,817 shares and 12,295 shares, respectively. As of September 30, 2012, warrants to purchase the remaining 26,903 shares of common stock were outstanding.

In October 2012, the warrant to purchase the remaining 26,903 shares was exercised on a cashless basis, resulting in a net issuance of 14,312 shares of common stock. We did not receive any proceeds from the exercise of this warrant.

Stock-Based Compensation for Employees

The stock-based compensation expense recognized in the condensed consolidated statements of operations, including stock options granted, RSUs and shares purchased under the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$796	$805	$2,707	$2,502
Sales, general and administrative	1,169	907	3,579	2,982

	$1,965	$1,712	$6,286	$5,484

We used the following assumptions to estimate the fair value of options granted under our stock option plan for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.7%	0.9% - 1.6%	0.7% - 0.9%	0.9% - 2.2%
Expected volatility	99%	70%	94% - 99%	69% - 70%
Expected term (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

We used the following assumptions to estimate the fair value of shares purchased under the ESPP for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.1%	0.1%	0.05% - 0.1%	0.1% - 0.2%
Expected volatility	49%	30%	49% - 52%	30% - 38%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%	0%

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

As of September 30, 2012, there were unrecognized compensation costs of approximately $7.3 million related to non-vested stock option awards granted after January 1, 2006 that will be recognized on a straight-line basis over the weighted average remaining period of 2.2 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our belief that we addressed in our resubmission all issues and observations raised by the FDA, including those cited during an inspection of our third party manufacturer, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current focus is to advance our lead product candidate, LEVADEX, formerly known as MAP0004, a proprietary orally inhaled version of dihydroergotamine mesylate, or DHE, for the potential acute treatment of migraine. We are in the development stage and since our inception we have devoted substantially all of our efforts to research and development, raising capital and recruiting personnel. We completed clinical development for LEVADEX in 2010 and in May 2011 we submitted our New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA. The FDA reviewed our NDA and on March 26, 2012, we received a Complete Response letter in which the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it has not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We have had an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter and we have worked to address the issues identified in the Complete Response letter. We resubmitted the NDA for LEVADEX in October 2012. The FDA will determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline only after the resubmission has been accepted for filing.

If LEVADEX is approved by the FDA for the first indication (acute treatment of migraine in adults), we plan to commercialize LEVADEX in collaboration with Allergan, Inc. directly to neurologists and pain specialists in the U.S. and Canada. We are also evaluating options to commercialize LEVADEX to additional physicians in the U.S. and Canada and to physicians in markets outside the U.S. and Canada.

Our Lead Product Candidate - LEVADEX

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

LEVADEX is an easy to use, at-home therapy in development that patients self-administer using our proprietary hand-held TEMPO inhaler. We have designed LEVADEX to provide faster onset and longer-lasting migraine relief than triptans, the class of drugs most often prescribed for treating migraine. DHE currently is available as an intravenous, or IV, therapy which has been used in clinical settings for over 50 years for the safe and effective treatment of migraine, particularly forms of migraine that are severe or do not respond to triptans or other therapies. We believe LEVADEX has the potential to be suitable as a first-line therapy for some migraine patients.

The LEVADEX clinical development program was a comprehensive program under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, that evaluated the efficacy, safety, pharmacokinetics and pharmacodynamics of LEVADEX in approximately 1,000 patients across nine trials. In our clinical trials conducted for LEVADEX, no drug-related serious adverse events have been reported.

In the efficacy portion of our pivotal Phase 3 FREEDOM-301 clinical trial, LEVADEX met all four primary endpoints, showing statistically significant improvement in pain relief (p<0.0001), freedom from phonophobia (sensitivity to sound) (p<0.0001), freedom from photophobia (sensitivity to light) (p<0.0001) and freedom from nausea (p=0.02) as reported two hours after dosing. Additional endpoints showed that LEVADEX provided rapid pain relief in 30 minutes and sustained pain relief for up to 48 hours after dosing. LEVADEX was well tolerated, with the most common adverse event reported being medication aftertaste at 6%, with 2% of patients receiving placebo also reporting medication aftertaste. The next most common adverse event was nausea at 5%, compared with 2% for placebo. We completed a 12 month open-label safety extension of our FREEDOM-301 trial, which evaluated lung function and cardiovascular parameters, during which approximately 9,500 headaches were treated and over 250 subjects completed 12 months of exposure. There were no mean decreases in lung function, as measured by spirometry, between the LEVADEX and placebo groups. There were no drug-related serious adverse events reported in the trial.

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

Contingent upon FDA approval of LEVADEX for the initial indication (the acute treatment of migraine), the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX in such additional indications under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

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

In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we have recognized $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2012, compared to $0.8 million and $2.2 million, respectively, for the same periods in 2011. We have recognized $5.9 million of the $60.0 million for the cumulative period from

July 3, 2003 (date of inception) to September 30, 2012. As of September 30, 2012, $54.1 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue through the end date of the non-contingent deliverable in the Collaboration Agreement with the longest term. Our participation in joint committees with Allergan has the longest obligation period, requiring our participation throughout the term of the Collaboration Agreement. The term of the Collaboration Agreement is the later of (a) December 31, 2025, and (b) the date that our last patent right covering LEVADEX in the United States expires. The date that our last patent right covering LEVADEX in the United States expires is 2028. As a result, we will amortize the remaining $54.1 million of the initial $60.0 million through 2028.

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

We agreed with Allergan, subsequent to the effective date of the Collaboration Agreement, to begin commercialization activities relating to the initial indication prior to initial approval of LEVADEX, and that those costs would be shared equally between the parties. Any reimbursements from Allergan for shared expenses relating to contingent deliverables are recorded in our financial statements in the quarters in which the cost sharing occurs. Sales, general and administrative expenses for the three and nine months ended September 30, 2012 were net of $0.5 million and $1.1 million, respectively, compared to $0.2 million and $0.7 million, respectively, for the same periods of 2011, of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements. Sales, general and administrative expenses for the cumulative period from July 3, 2003 (date of inception) to September 30, 2012 were net of $2.4 million of costs reimbursed or reimbursable by Allergan under cost-sharing provisions in the Allergan Agreements.

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

On January 1, 2011, we adopted ASU 2009-13 on a prospective basis. The new accounting standard for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have any impact to total revenue and deferred revenue for that fiscal year as we did not have any collaboration revenue in fiscal 2010 or any deferred revenue as of December 31, 2010. The new accounting guidance for revenue recognition has not had a significant effect on total net revenue in periods after initial adoption, although the impact on the timing of revenue will vary depending on the evaluation of the elements of any new arrangements.

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

Milestone payments relating to contingent deliverables, such as the acceptance for filing by the FDA of our NDA for LEVADEX, are recognized as revenue in their entirety upon our achievement of a substantive milestone and when the respective revenue recognition criteria are met. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

There have been no other significant changes in critical accounting policies during the nine months ended September 30, 2012, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Overview

Collaboration Revenue

Collaboration revenue, which is earned under agreements with third parties for various activities, may include nonrefundable license fees, cost reimbursements and contingent milestone payments.

Through September 30, 2012, we had recorded approximately $80.0 million in collaboration revenue since our inception in 2003.

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

Conducting a significant amount of research and development is central to our business model. Through September 30, 2012, we had incurred approximately $277.7 million in research and development expenses since our inception in 2003. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of later-stage clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of and pursue additional indications for our most advanced product candidate, LEVADEX, and to conduct earlier-stage research and development projects.

The following table summarizes the percentages of our research and development expenses related to our LEVADEX program, our Unit Dose Budesonide, or UDB, program, which has been suspended, and other earlier stage projects for the three and nine months ended September 30, 2012 and 2011, respectively, and for the cumulative period from July 3, 2003 (date of inception) to September 30, 2012. The percentages summarized in the following table reflect costs directly attributable to each development candidate, which are tracked on a project basis. A portion of our internal costs, including indirect costs relating to our product candidates, is not tracked on a project basis and has been allocated based on management estimates.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 3, 2003 (Inception) through September 30, 2012
	2012	2011	2012	2011
Our product candidates:
LEVADEX	73%	90%	78%	91%	63%
UDB (suspended)	—	—	—	—	27%
Other projects	27%	10%	22%	9%	10%

Total	100%	100%	100%	100%	100%

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

Through September 30, 2012, we incurred approximately $104.9 million in sales, general and administrative expenses since our inception in 2003.

Results of Operations

Collaboration Revenue

The change in collaboration revenue as compared to the prior year is as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Collaboration revenue	$878	$20,837	$(19,959)	*	$2,784	$22,232	$(19,448)	*

*	Percentage is not meaningful.

The collaboration revenue was due to the Allergan Agreements which were effective in January 2011. In February 2011, Allergan paid us an upfront payment of $60.0 million, out of which we recognized $0.9 million and $2.8 million, respectively, as collaboration revenue for the three and nine months ended September 30, 2012, compared to $0.8 million and $2.2 million, respectively, for the same periods in 2011. As of September 30, 2012, $54.1 million of the initial $60.0 million remained unrecognized and will be amortized as collaboration revenue over the estimated obligation period.

During the third quarter ended September 30, 2011, the FDA accepted for filing our LEVADEX NDA. As a result, pursuant to the terms of the Allergan Agreements, Allergan paid us a milestone payment of $20.0 million. We recorded the $20.0 million as collaboration revenue on our consolidated statements of operations for the three and nine months ended September 30, 2011. In addition to the $20.0 million milestone described above, under the terms of the Collaboration Agreement, we may also receive up to an additional $77.0 million in milestone payments, including $50.0 million for the first commercial sale of LEVADEX associated with the initial indication (the acute treatment of migraine), up to $25.0 million for the achievement of certain FDA-approved product labeling in the United States and $2.0 million for regulatory approval of the initial indication for LEVADEX in Canada.

Research and Development Expenses

Research and development expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Research and development expenses	$7,855	$6,725	$1,130	17%	$26,590	$25,552	$1,038	4%

For the three months ended September 30, 2012 compared to the same period in 2011, the increase in research and development expenses was due primarily to an increase of $1.1 million in expenses related to early stage research projects.

For the nine months ended September 30, 2012 compared to the same period in 2011, the increase in research and development expenses was due primarily to an increase of $2.4 million in expenses related to early stage research projects, an increase of $0.5 million in personnel related expenses including stock-based compensation, partially offset by a decrease of $1.6 million in expenses related to the LEVADEX program and a decrease of $0.2 million in other administrative expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Sales, general and administrative expenses	$5,642	$5,890	$(248)	(4)%	$19,950	$15,529	$4,421	28%

For the three months ended September 30, 2012 compared to the same period in 2011, the decrease in sales, general and administrative expenses was due primarily to a decrease of $1.4 million in professional services, partially offset by an increase of $0.6 million in personnel related expenses primarily within sales and marketing, including stock-based compensation, and an increase of $0.6 million in other administrative expenses.

For the nine months ended September 30, 2012 compared to the same period in 2011, the increase in sales, general and administrative expenses was due primarily to an increase of $3.3 million in personnel related expenses primarily within sales and marketing, including stock-based compensation, an increase of $1.6 million in other administrative expenses, partially offset by a decrease of $0.5 million in professional services.

Interest Income

Interest income and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Interest income	$—	$6	$(6)	*	$1	$58	$(57)	*

*	Percentage is not meaningful.

For the three and nine months ended September 30, 2012 compared to the same periods in 2011, our interest income was nominal due to the low interest rate environment that currently exists.

Interest Expense

Interest expense and percentage changes as compared to the prior year are as follows (dollar amounts are presented in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011
Interest expense	$—	$43	$(43)	*	$—	$316	$(316)	*

*	Percentage is not meaningful.

In May 2008, we entered into an agreement to borrow $20.0 million, or the 2008 Working Capital Loan. We repaid the 2008 Working Capital Loan in full in October 2011.

Liquidity and Capital Resources

We have incurred losses since our inception in July 2003 and as of September 30, 2012 we had an accumulated deficit of $316.3 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we may continue to incur net losses for at least the next several years. We expect to incur increased research and development and sales, general and administrative expenses related to our development and potential commercialization of LEVADEX and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

•

In October 2010, we completed an equity offering in which we sold and issued a total of 3,450,000 shares of common stock at an offering price of $14.50 per share. We raised a total of $50.0 million in gross proceeds, or approximately $47.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses;

•

In August 2012, we completed an equity offering in which we sold and issued 4,462,686 shares of our common stock at an offering price of $13.40 per share. We raised a total of $59.8 million in gross proceeds, or approximately $55.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

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

Collaboration

•	In 2009, we received $54.2 million in an upfront payment and reimbursement of qualified development expenses pursuant to our now terminated collaboration agreement with AstraZeneca AB;

•	In February 2011, we received a $60.0 million upfront payment pursuant to the Allergan Agreements;

•	In August 2011, we received a $20.0 million milestone payment from Allergan upon the FDA’s acceptance for filing of our LEVADEX NDA; and

•	As of September 30, 2012, we have received $2.0 million in cash from Allergan as cost reimbursements under cost-sharing provisions in the Allergan Agreements.

As of September 30, 2012, we had approximately $114.2 million in cash and cash equivalents. Our cash and cash equivalents are held primarily in money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(40,029)	$42,005
Investing activities	(1,827)	(2,001)
Financing activities	57,258	(4,167)

Net cash provided by (used in) operating activities. We used $40.0 million of cash for operating activities for the nine months ended September 30, 2012 compared to receiving cash of $42.0 million from the corresponding period in 2011. The cash used for operating activities for the nine months ended September 30, 2012 was due primarily to a net loss of $43.8 million, a decrease in deferred revenue of $2.8 million and a decrease in accounts payable of $1.9 million resulting from payments to certain vendors, partially offset by stock-based compensation of $6.3 million. The cash provided by operating activities for the nine months ended September 30, 2011 was due primarily to a $60.0 million nonrefundable upfront payment we received from Allergan in February 2011, which resulted in an increase in deferred revenue of $57.8 million, a $20.0 million milestone payment we received from Allergan in August 2011, and stock-based compensation of $5.5 million, partially offset by a net loss of $19.1 million and a decrease in accrued liabilities of $3.4 million as a result of the payment of expenses related to the LEVADEX Phase 3 clinical program.

Net cash used in investing activities. We used $1.8 million and $2.0 million of cash for investing activities for the nine months ended September 30, 2012 and 2011, respectively. The usage of cash for both the nine months ended September 30, 2012 and 2011 were due primarily to purchase of property and equipment.

Net cash provided by (used in) financing activities. We received $57.3 million of cash from financing activities for the nine months ended September 30, 2012, compared to cash usage of $4.2 million for the corresponding period in 2011. The receipt of cash of $57.3 million from financing activities for the nine months ended September 30, 2012 was due primarily to the net proceeds of approximately $56.1 million from the issuance of common stock from the August 2012 equity offering and $1.1 million from the issuance of common stock through equity plans. The usage of cash of $4.2 million for the nine months ended September 30, 2011 was due primarily to the repayment of $6.0 million of outstanding debt in the nine months ended September 30, 2011, partially offset by the net proceeds from issuance of shares through equity plans of $1.8 million.

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

On November 29, 2011, we amended the Purchase Agreement to extend the term by up to 24 months past the original expiration date of December 1, 2011. As of September 30, 2012, the remaining aggregate dollar value of shares available for sale under the Purchase Agreement was $40.0 million.

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

Contingent upon FDA approval of LEVADEX for the initial indication (the acute treatment of migraine), the parties will collaborate in the development of LEVADEX for the treatment of pediatric migraine and for at least one other indication. The parties generally share equally all other costs of developing LEVADEX in such additional indications under the Allergan Agreements, except that neither party shall be obligated for more than a certain threshold amount in a given year, or for more than a certain threshold amount in the aggregate, for development or manufacturing costs or expenses incurred by us for such activities. We may develop LEVADEX for certain other indications independently of the collaboration if Allergan does not agree to develop LEVADEX for such indications pursuant to the Allergan Agreements.

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

•

the length of time it takes us to address any items in the FDA’s Complete Response letter of March 26, 2012 if the FDA determines that such items were not completely addressed in the NDA for LEVADEX that we resubmitted to the FDA in October 2012, including if we have to make changes to our manufacturing processes or controls, conduct additional studies or provide additional information with respect to LEVADEX;

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

New Accounting Standard Adopted

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

Evaluation of Disclosure Controls and Procedures: As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of September 30, 2012, the period covered by this report.

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

We are not profitable and do not expect to be profitable on a sustained basis in the foreseeable future. We have incurred significant net losses in each year since our inception, including net losses of approximately $32.9 million, $54.7 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have also incurred a net loss of $43.8 million for the nine months ended September 30, 2012. As of September 30, 2012, we had a deficit accumulated during the development stage of approximately $316.3 million. We have devoted most of our financial resources to research and development, including our pre-clinical development activities, clinical trials and manufacturing-related activities. We have not obtained regulatory approval for, or commercialized any product candidate and have therefore not generated any product revenues. In that regard, we expect to incur additional expenses as we continue to pursue our new drug application, or NDA, for LEVADEX, our most advanced product candidate, with the U.S. Food and Drug Administration, or the FDA. On March 26, 2012, we received a Complete Response letter in which the FDA described the reasons it was unable to approve our NDA and identified issues that we need to address in order to obtain FDA approval of LEVADEX. Following receipt of the Complete Response letter, we worked to address the issues identified in the Complete Response letter and had an End-of-Review meeting with the FDA to discuss our proposed plan for responding to the Complete Response letter. We resubmitted the NDA for LEVADEX in October 2012. Even though we submitted what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If we are ultimately required by the FDA to perform studies in addition to those we have conducted, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We expect an increase in our expenses associated with our manufacturing work and with preparing for commercialization. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials, and establishing manufacturing capabilities and an effective sales and marketing infrastructure, is expensive. While we have completed our clinical development program for LEVADEX for the acute treatment of migraine in adults, we expect to have continued expenses in connection with our ongoing activities, particularly as we seek to obtain approval of our NDA for LEVADEX, our most advanced product candidate, for the acute treatment of migraine in adults. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We resubmitted the NDA for LEVADEX in October 2012. The FDA will not determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline until after the resubmission has been accepted for filing. Even though we submitted what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If any additional studies, analysis or data are required by the FDA after our resubmission, it would require additional time and resources and may further delay our ability to obtain regulatory approval for LEVADEX, and our expenses will increase beyond expectations.

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

We have invested a significant portion of our efforts and financial resources in the development of LEVADEX and our Unit Dose Budesonide, or UDB, product candidate. In February 2009, we announced top-line results from our first Phase 3 trial of UDB, indicating that the trial did not meet its co-primary endpoints in either dose evaluated when compared to placebo. On July 8, 2009, we received a notice of termination of our license agreement with AstraZeneca AB, or the AstraZeneca Agreement, related to our UDB product candidate. Following the termination of the AstraZeneca Agreement, we suspended development of UDB. We are now largely dependent on the success of one product candidate, LEVADEX, for which we have completed a Phase 3 clinical development program for the acute treatment of migraine in adults. Our ability to generate product revenue is dependent on the successful regulatory approval and commercialization of this product candidate. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We resubmitted the NDA for LEVADEX in October 2012. The FDA will not determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline until after the resubmission has been accepted for filing. Even though we submitted what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If any additional studies, analysis or data are required by the FDA after our resubmission, it would require additional time and resources and may further delay our ability to obtain regulatory approval for LEVADEX, and our expenses will increase beyond expectations.

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

We may enter into additional collaborations with third parties to develop and commercialize our product candidates, including LEVADEX. If LEVADEX is approved, we plan to jointly develop and fund research and development for two additional LEVADEX indications together with our partner Allergan. In addition, we may enter into a collaboration with a third party in the United States of America to commercialize LEVADEX to additional physicians including primary care physicians and/or to develop or commercialize LEVADEX outside the United States. Our dependence on current and future partners for development and commercialization of our product candidates will subject us to a number of risks, including:

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

All of our product candidates in development require regulatory review and approval prior to commercialization, including review of pre-clinical data, clinical data and inspection of facilities and processes, including those relating to clinical and manufacturing activities. Any delays in the regulatory review or approval of our product candidates in development would delay market launch, increase our cash requirements and result in additional operating losses. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. The FDA indicated in the Complete Response letter that it had not been able to complete its review of inhaler usability information requested late in the review cycle by the FDA. We resubmitted the NDA for LEVADEX in October 2012. The FDA will not determine the type of resubmission (Class 1 or Class 2) and the resulting review timeline until after the resubmission has been accepted for filing. Even though we submitted what we believe is a complete response to the items in the Complete Response letter, the FDA may not agree that we have completely addressed their concerns or approve our NDA. If the FDA determines that our resubmission does not provide a complete response or identifies additional concerns or issues with our NDA, the FDA may request that we conduct additional studies or provide additional data or analysis. If any additional studies, analysis or data are required by the FDA after our resubmission, it would require additional time and resources and may further delay our ability to obtain regulatory approval for LEVADEX, and our expenses will increase beyond expectations.

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

If approved for the acute treatment of migraine, we anticipate that LEVADEX would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies. In 2011, there were approximately 13 million migraine-specific prescriptions written for the acute treatment of migraine, generating approximately $1.7 billion in revenues in the U.S. The majority of the prescriptions written were in the triptan class, and the leading branded agent, Maxalt, generated approximately $450 million in revenues in the U.S. However, in 2008 when the leading migraine-specific agent, Imitrex, became generic, the total market for migraine-specific prescriptions generated approximately $2.5 billion in revenues in the U.S. There are at least six other branded triptan therapies being sold by pharmaceutical companies. Alternative formulations of triptans are available that may have faster onset of action than solid oral dosage forms. In April 2008, GlaxoSmithKline’s Treximet, a combination oral formulation of sumatriptan and naproxen sodium, was approved by the FDA for the acute treatment of migraine. In July 2009, Zogenix, Inc.’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the acute treatment of migraine and cluster headache. Alternative formulations of dihydroergotamine, or DHE, include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of LEVADEX. In addition to the marketed migraine therapeutics, there may be product candidates under development by companies that could potentially be used for the acute treatment of migraine and compete with LEVADEX. In October 2010, Allergan, Inc.’s BOTOX botulinum toxin was approved by the FDA for the treatment of chronic migraine, a different indication than the acute treatment of migraine.

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

Any of these factors could cause the delay of required approvals or commercialization of our products, could prevent us from commercializing our product candidates successfully, could cause the suspension of initiation or completion of clinical trials and regulatory submissions, and could lead to higher product costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. It may take a significant period of time to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA. In the March 26, 2012 Complete Response letter received from the FDA, the FDA requested that we address issues relating to the chemistry, manufacturing and controls, or CMC, of LEVADEX. The FDA also stated that manufacturing deficiencies identified during a recent facility inspection of one of our third party manufacturers need to be resolved to the FDA’s satisfaction. While we believe that we have addressed the issues in the Complete Response letter, we continue to work closely with our third party manufacturer to ensure that the third party manufacturer has and will continue to meet all FDA requirements; however, we are dependent on the third-party manufacturer to do so.

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

As September 30, 2012, we had 121 full-time employees. If LEVADEX is approved, we will need to expand our managerial, operational, administrative and other resources in order to commercialize our product candidates, manage and fund our operations and continue our development activities. To support this growth, we intend to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

As discussed in item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, our management determined that there was a material weakness in our internal controls over financial reporting in that we had not maintained effective controls over complex multiple element revenue arrangements. Specifically, effective controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were not designed and in place with regard to the evaluation of, and accounting for, a complex multiple element arrangement (in this case timing of recognition of revenue related to an upfront payment from Allergan, which timing had no impact on the company’s cash position, total assets or operating expenses). Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of December 31, 2011, or as of March 31, 2012.  Subsequent to the identification of the material weakness we enhanced our accounting and financial reporting controls for complex multiple element revenue arrangements, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 and as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. If we have not adequately remediated the matters that caused the control deficiencies underlying the material weaknesses, or if we have any additional material weaknesses in our controls in the future, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

Date: November 6, 2012

MAP PHARMACEUTICALS, INC.

By:	/s/ TIMOTHY S. NELSON
Timothy S. Nelson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER Y. CHAI
Christopher Y. Chai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)